Form 10-Q
period 1996-03-31
NATIONAL DATACOMPUTER INC
filed 1996-05-14
CIK 812880

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                          04-2942832
(State or other jurisdiction of incorporation                    (IRS Employer
            or  organization)                                  Identification #)

        900 Middlesex Turnpike, Bldg. 5
                 Billerica, Ma.                                       01821
   (Address of principal executive offices)                         (Zip Code)

         Registrant's telephone number including area code (508)663-7677

                  ---------------------------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                          Yes   X         No
                              -----          -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

COMMON STOCK, $0.02 PAR VALUE                                 4,677,743
    (Title of each class)                                (number of shares)




NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
- - -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 March 31,          December 31,
                                                                                                   1996                 1995
                                                                                                (Unaudited)
Asset
Current Assets:
      Cash                                                                                       $     78,886        $         470
      Accounts receivable. less allowance for doubtful accounts                                       756,231            1,198,894
      Inventories                                                                                   1,106,485            1,292,336
      Notes receivable                                                                                 50,268                    -
      Other current assets                                                                             39,664               17,132
                                                                                              ----------------     ----------------

        Total current assets                                                                        2,031,534            2,508,832

Property and equipmet, net                                                                            148,366              145,853
                                                                                              ----------------     ----------------

                                                                                                  $ 2,179,900          $ 2,654,685
                                                                                              ================     ================

Liabilities and stockholders' deficit
Current Liabilities:
      Current portion of long-term debt                                                          $     10,477        $       6,572
      Accounts payable                                                                                426,547              333,991
      Accrued payroll and related taxes                                                               281,465              287,736
      Accrued professional fees                                                                       114,495              275,013
      Accrued rent and utilities                                                                       67,226              125,984
      Accrued expenses - other                                                                        418,484              418,100
      Deferred revenues, current portion                                                              598,026              608,571
      Deferred compensation                                                                            55,059               55,059
                                                                                              ----------------     ----------------

        Total current liabilities                                                                   1,971,779            2,111,026

Long-term debt                                                                                        437,841              442,970
Deferred revenues                                                                                     267,540              267,540
                                                                                              ----------------     ----------------

                                                                                                    2,677,160            2,821,536
                                                                                              ----------------     ----------------
Stockholders' deficit:
      Preferred stock, $0.01 par value; 20 shares authorized;
        0 shares issued and outstanding at 3/31/96 and 12/31/95                                             -                    -
      Common stock, $0.02 par value; 10,000,000 shares authorized;
        4,677,743 shares issued and outstanding at 3/31/96 and 12/31/95                                93,555               93,555
      Capital in excess of par value                                                                9,438,978            9,438,978
      Accumulated deficit                                                                          (9,678,524)          (9,297,847)
      Notes receivable - employees                                                                   (351,269)            (351,269)
      Preferred stock subscription receivable                                                                              (50,268)
                                                                                              ----------------     ----------------

        Total stockholders' deficit                                                                  (497,260)            (166,851)
                                                                                              ----------------     ----------------

                                                                                                  $ 2,179,900          $ 2,654,685
                                                                                              ================     ================

                             The accompany notes are an integral part of these financial statements



NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
- - ------------------------------------------------------------------------------------------------------------------------

                                                                         First Fiscal Quarter Ended

                                                                    March 31 1996                    March 31, 1995
                                                                     (Unaudited)                       (Unaudited)
Revenues
     Net product revenue                                                 $ 1,061,532                    $     1,711,009
     Service and other revenue                                               265,619                            316,198
                                                                  -------------------             ----------------------

                                                                           1,327,151                          2,027,207

Cost of sales and services                                                   611,288                            830,976
                                                                  -------------------             ----------------------

                                                                             715,863                          1,196,231
                                                                  -------------------             ----------------------

Operating expenses:
     Research and development                                                279,557                            200,619
     Selling, general and administrative                                     803,549                            769,570
                                                                  -------------------             ----------------------

                                                                           1,083,106                            970,189
                                                                  -------------------             ----------------------

Income (loss) from operation                                                (367,243)                           226,042

Other income (expense):
     Other income                                                                  5                                381
     Interest expense                                                        (13,438)                           (13,794)
                                                                  -------------------             ----------------------

Net income (loss)                                                        $  (380,676)                 $         212,629
                                                                  ===================             ======================

Net income (loss) per share                                              $     (0.08)                 $            0.06

Weighted average shares and dilutive
     shares equivalents outstanding                                        4,677,743                          3,542,672
                                                                  -------------------             ----------------------


                    The accompanying notes are an integral part of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH
- - ------------------------------------------------------------------------------------------------------------------------

                                                                            March 31,                     March 31,
                                                                               1996                         1995
                                                                           (Unaudited)                   (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                      $    (380,677)                $     212,629
     Adjustments to reconcile net income (loss) to net
       cash provided by (used for) operating activities:
       Depreciation and amortization                                               10,527                        13,623
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                               442,663                      (330,826)
         Decrease in inventories                                                  185,851                       156,204
         (Increase) in other current assets                                       (22,532)                     (110,943)
         (Decrease) increase in accounts payable                                   92,556                       (71,286)
         Increase (decrease) in accrued expenses
            and deferred compensation                                            (226,387)                       39,119
         (Decrease) in deferred revenues                                          (10,545)                       (7,374)
                                                                         -----------------            ------------------

     Net cash provided by (used for) operating activities                          91,456                       (98,854)
                                                                         -----------------            ------------------

Cash flow from investing activities:
     Purchase of property and equipment                                           (13,040)                      (16,709)
                                                                         -----------------            ------------------


     Net cash used for investing activities                                       (13,040)                      (16,709)
                                                                         -----------------            ------------------

Cash flow from financing activities
     Equity investment                                                                  -                        (6,234)
                                                                         -----------------            ------------------


     Net cash used in financing activities                                              -                        (6,234)
                                                                         -----------------            ------------------

Net increase (decrease) in cash                                                    78,416                      (121,797)
Cash at beginning of year                                                             470                       148,294
                                                                         -----------------            ------------------

Cash at end of period                                                      $       78,886                $       26,497
                                                                         =================            ==================



                             The accompanying notes are an integral part of these financial statements



                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the opinion of Management, the accompanying unaudited financial statements include all adjustments and normal recurring accruals necessary to present fairly the financial position, results of operations and changes in financial position.

ORGANIZATION
National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets, and services a line of hand-held battery powered microprocessor-based data collection products and computers and associated peripherals for use in mobile operations.

EARNINGS PER SHARE
The computations of earnings (loss) per share are based on the weighted average number of common shares outstanding; common equivalent shares are not included as the effect of such would be considered anti-dilutive.

INVENTORIES

         Inventories consisted of:            March 31,                December 31,
                                                 1996                     1995
                                                 ----                     ----
         Raw Materials                       $  239,635                 $  279,885
         Work-in-process                        458,332                    535,316
         Finished goods                         408,518                    477,135
                                             ----------                 ----------

         Total                               $1,106,485                 $1,292,336
                                             ----------                 ----------

         Inventories are stated at the lower of cost (first-in, first-out) or market.

REVENUE RECOGNITION:
The company generally recognizes revenues for product upon shipment. Service revenue is recognized ratably over the contractual period.

RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS
The statement of Financial Accounting Standards No. 86 ("SFAS-86") states that the software development costs incurred after the establishment of technological feasibility and up to the general release of the software should be capitalized and written off over a three year period. These costs include coding, testing and product quality assurance. The Company has charged all these costs to operations as incurred. In the first quarter ended March 31, 1995, $103,614 was capitalized and included in the Balance Sheet under "Other Assets". This figure was expensed by December 31, 1995.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         Quarter ended March 31, 1996 compared with quarter ended March 31, 1995

         Revenues decreased 35% to $1,327,151 for the "First Quarter 1996" from $2,027,207 for the "First Quarter 1995". The decrease in revenue was caused by decreased sales of the Company's Datacomputers, due primarily to a delay in the penetration of the Bakery market awaiting completion of installation and training at several Bakery customers. The Company expects that for the fiscal year ending December 31, 1996 results in the Bakery market will show excellent results, as well as continued accelerated growth in the Beer market. Since entering into an agreement with Anheuser-Busch in March 1993, which selected the Company as one of two hand-held manufacturers authorized to sell their products to Anheuser-Busch distributors, sales have been increasing each year at a rate of approximately 30%. The Company expects that sales to Anheuser-Busch will continue to grow over the near term.

         Sales of the Company's ICAL 100 showed a decrease of 31% from 1995 to 1996. Revenues generated by the ICAL 100 are almost exclusively from current customers who wish to continue to use their installed base of ICAL devices. The Company intends to support the ICAL product line, but believes that current trends of increasing processing power in and decreasing costs of small portable computers such as the Company's Datacomputers will make the ICAL line less attractive to users in the future. As a result, the Company expect sales of the ICAL 100 to decrease in the future.

         Service and other revenues decreased to $265,619 in the First Quarter 1996 from $316,198 in the First Quarter of 1995, a decrease of 16%. The Company expects that service and other revenues will begin to rise over the next several years as the Company's installed base of hand-held computers continues to expand.

         Costs and operating expenses decreased to $1,694,394 in 1996 from $1,801,165 in 1995, a decrease of 6%. As a percentage of sales, costs and operating expenses increased to 128% in 1996 from 89% in 1995. The Company expects that costs and operating expenses will decrease as a percentage of sales over the next several years, primarily as a results of increased sales without a proportional increase in operating costs, because the current level of operating expenses is projected to support a higher level of sales than achieved in 1995.

         Research and development expenses decreased to $279,557 in 1996 from $304,233 in 1995, (In the first quarter of 1995, $103,614 of the $304,233 was capitalized



under SFAS-86 and was included in balance sheet under "Other Assets"). As a percentage of sales, research and development expenses increased to 21% in 1996 from 15% in 1995. The percentage increase was due to the 35% decrease in revenue compared to the 8% decrease in research and development expenses. The Company expects to fund research and development effort to enhance current products and to develop future products.

         Selling, general and administrative expenses increased to $803,549 in 1996 from $769,570 in 1995, an increase of 4%. As a percentage of sales, selling, general and administrative expenses increased to 61% in 1996 from 38% in 1995. The increase is primarily due to increases in salaries of the Company's sales and marketing staff and the creation of new positions. The Company expects that selling, general and administrative expenses goinnng forward will decrease as a percentage of sales due to anticipated increased sales without proportional increases in selling, general and administrative expenses.

         The Company's operating loss for the First Quarter 1996 was $367,243 compared to an operating income of $226,042 in First Quarter 1995. This reflects the decrease in the Company's sales and the increase in expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its activities primarily from the sale of equity to third parties, cash flow from operations, and a working capital line of credit. In the First quarter of 1996, operating cash flow was positive, despite operating losses, due to a substantial decrease in accounts receivable. In the First quarter 1995, operating cash flow was negative due to an increase in accounts receivable as a result of increased sales and capitalization of software development .

         At March 31, 1996, the Company had a working capital line of credit from a bank in the amount of $500,000. The Company's borrowing at March 31, 1996 was $440,000. Borrowings under this line of credit are collateralized by all of the assets of the Company. In the past, such indebtnness was also collateralized by certain certificates of deposit in the amount of $440,000 provided to the bank by Norman Mackinnon, the Company's President.

SUBSEQUENT EVENTS
         On April 26, 1996, the Company completed a $3,000,000 private equity placement, through the issuance of convertible preferred stock. Based on current projections, the Company believes that the equity financing, which generated net cash proceeds of approximately $2,640,000, will enable to meet capital requirements for at least the next twelve to twenty four months. Part of the proceeds was used to pay-off the $440,000 due under the line of credit. As a result of this payment, the bank returned the certificates of deposits to Mr. Mackinnon, and terminated Mr. Mackinnon's obligations to personnally guarantee this line of credit.



         On April 26, 1996, the Company announced that Malcom Bibby had been elected President and CEO by the Board of Directors. Norman Mackinnon, former President and Chairman, will retain the Chairmanship. Dr. Bibby joined the Board in January, 1996 and was also consulting with the Company for the last several months. Dr. Bibby served as President of LXE, Inc., a diversified wireless data communications product company, from 1983 to December 1993. During his tenure, LXE, Inc.'s revenues grew from $600,000 to $63,000,000. Dr. Bibby, akso has extensive experience in both hardware and software product development. Dr. Bibby holds a Bachelor of Science degree and a Ph.D, both in Electrical Engineering, from the University of Liverpool and an MBA from the University of Chicago.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The  Company  is  not  presently   involved  in  any  material  pending
         litigation.

ITEM 2. CHANGES IN SECURITIES

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K:

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL DATACOMPUTER, INC.


May 3, 1996                           /s/ Norman Mackinnon
                                      ---------------------
                                      Norman Mackinnon
                                      Chairman


May 3, 1996                           /s/ Gerald S. Eilberg
                                      ---------------------
                                      Gerald S. Eilberg
                                      Vice President, Finance and Administration
                                      Chief Financial Officer