Form 10QSB
period 1996-06-30
NATIONAL DATACOMPUTER INC
filed 1996-07-12
CIK 812880

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                               04-2942832
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                                Identification #)


   900 Middlesex Turnpike, Bldg. 5
           Billerica, Ma.                                            01821
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

                                Yes X  No
                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

COMMON STOCK, $0.02 PAR VALUE                                 4,802,512
    (Title of each class)                                 (number of shares)


NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
====================================================================================================================================

                                                                                         June 30,                 December 31,
                                                                                           1996                       1995
                                                                                       (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                    $          2,104,691       $                470
     Accounts receivable, less allowance for doubtful accounts                               1,161,934                  1,198,894
     Inventories                                                                             1,265,387                  1,292,336
     Other current assets                                                                       47,246                     17,132
                                                                                  ---------------------      ---------------------

         Total current assets                                                                4,579,258                  2,508,832

Property and equipment, net                                                                    135,788                    145,853
                                                                                  ---------------------      ---------------------

                                                                                  $          4,715,046       $          2,654,685
                                                                                  =====================      =====================

Liabilities and stockholders' equity (deficit) Current Liabilities:
     Current portion of long-term debt                                            $              2,081       $              6,572
     Account payable                                                                           259,372                    333,991
     Accrued payroll and related taxes                                                         149,894                    287,736
     Accrued professional fees                                                                  23,287                    275,013
     Accrued rent and utilities                                                                 94,749                    125,984
     Accrued expenses - other                                                                  333,067                    418,100
     Deferred revenues, current portion                                                        575,910                    608,571
     Deferred compensation                                                                      45,742                     55,059
                                                                                  ---------------------      ---------------------

         Total current liabilities                                                           1,484,102                  2,111,026

Long-term debt                                                                                   3,781                    442,970
Deferred revenues                                                                              267,540                    267,540
                                                                                  ---------------------      ---------------------

                                                                                             1,755,423                  2,821,536
                                                                                  ---------------------      ---------------------

Stockholders' equity (deficit)
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; 0 shares issued and outstanding at 6/30/96 and 12/31/95      $         -                $         -
     Preferred stock, $0.001 par value; 50,000 shares authorized;
         0 shares  issued and  outstanding  at 6/30/96  and  12/31/95
     Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 4,200 and 0 shares issued and outstanding at 6/30/96 and
         12/31/95                                                                            3,701,916                 -
     Common stock, $0.02 par value; 10,000,000 shares authorized;
         4,802,512 and 4,677,743 shares issued and outstanding at
         June 30, 1996 and December 31, 1995, respectively.                                     96,050                     93,555
     Capital in excess of par value                                                          9,430,100                  9,438,978
     Accumulated deficit                                                                    (9,917,174)                (9,297,847)
     Notes receivable - employees                                                             (351,269)                  (351,269)
     Preferred stock subscription receivable                                                -                             (50,268)
                                                                                  ---------------------      ---------------------

         Total stockholders' equity (deficit)                                                2,959,623                   (166,851)
                                                                                  ---------------------      ---------------------

                                                                                  $          4,715,046       $          2,654,685
                                                                                  =====================      =====================


                   The accompanying notes are an integral part
                          of these financial statements










NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
====================================================================================================================================


                                                           Second Fiscal Quarter                       Cumulative Six Months
                                                                    Ended                                       Ended
                                                ------------------------------------------  --------------------------------------

                                                     June 30,                June 30,          June 30,              June 30,
                                                       1996                    1995              1996                  1995
                                                                 (Unaudited)                             (Unaudited)


Revenues
       Net product revenue                    $          1,393,645       $      1,661,684        2,455,177       $      3,461,532
       Service and other revenue                           243,346                264,152          508,965                491,511
                                              ---------------------      -----------------  ---------------      -----------------

                                                         1,636,991              1,925,836        2,964,142              3,953,043

Cost of sales and services                                 769,885                793,733        1,381,173              1,624,710
                                              ---------------------      -----------------  ---------------      -----------------

                                                           867,106              1,132,103        1,582,969              2,328,333
                                              ---------------------      -----------------  ---------------      -----------------

Operating expenses:
       Research and development                            283,174                217,844          562,731                418,462
       Selling, general and administrative                 783,677                853,014        1,587,226              1,622,581
                                              ---------------------      -----------------  ---------------      -----------------

                                                         1,066,851              1,070,858        2,149,957              2,041,043
                                              ---------------------      -----------------  ---------------      -----------------

Income (loss) from operation                              (199,745)                61,245         (566,988)               287,290

Other income (expense):
       Other income                                          5,770                    468            5,775                    850
       Interest expense                                     (4,676)               (20,890)         (18,114)               (34,684)
                                              ---------------------      -----------------  ---------------      -----------------

Net income (loss)                             $           (198,651)      $         40,823         (579,327)      $        253,456
                                              =====================      =================  ===============      =================

Net income (loss) per share                   $              (0.04)      $           0.01            (0.12)      $           0.07
                                              =====================      =================  ===============      =================

Weighted average shares and dilutive
       shares equivalent outstanding                     4,761,379              3,476,498        4,719,561              3,495,919
                                              =====================      =================  ===============      =================



                   The accompanying notes are an integral part
                          of these financial statements







NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH
====================================================================================================================================

                                                                                 FOR THE SIX MONTHS ENDED

                                                                        June 30,                         June 30,
                                                                          1996                             1995
                                                                      (Unaudited)                       (Unaudited)


Cash flows from operating activities:
     Net income (loss)                                             $       (579,327)                $         253,458
     Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
         Depreciation and amortization                                       14,148                            34,262
         Gain on sale of property and equipment                              (1,389)
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                       36,960                          (691,516)
            (Increase) decrease in inventories                               26,949                           385,907
            (Increase) decrease in other current assets                     (30,114)                         (352,674)
            (Decrease) increase in accounts payable                         (74,619)                          (89,307)
            (Decrease) increase in accrued expenses
                and deferred compensation                                  (558,555)                          319,943
            (Decrease) increase in deferred revenues                        (32,661)                           43,358
                                                                   -----------------                ------------------

     Net cash provided by (used for) operating activities                (1,198,608)                          (96,569)
                                                                   -----------------                ------------------

Cash flow from investing activities:
     Purchase of property and equipment                                      (4,843)                          (30,200)
     Proceeds from sale of property and equipment                             2,149                          -
                                                                   -----------------                ------------------

     Net cash used for investing activities                                  (2,694)                          (30,200)
                                                                   -----------------                ------------------

Cash flow from financing activities:
     Proceeds from preferred stock, net of issuance costs                 3,701,916                          -
     Repayment of borrowings                                               (440,278)                         -
     Investment receivable                                                   50,268                          -
     Stock offering cost                                                     (6,383)                           (6,237)
                                                                   -----------------                ------------------

     Net cash provided by (used for) finincing activities                 3,305,523                            (6,237)
                                                                   -----------------                ------------------

Net increase (decrease) in cash and cash equivalent                       2,104,221                          (133,006)
Cash at beginning of year                                                       470                           148,294
                                                                   -----------------                ------------------

Cash and cash equivalent  at end of period                         $      2,104,691                 $          15,288
                                                                   =================                ==================




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

Weighted average common shares and share equivalent outstanding:

                                                                      Quarter Ended                Six Months Ended
                                                                  June 30,       June 30,       June 30,      June 30,
                                                                    1996           1995           1996            1995


1. Shares attributable to common stock outstanding                4,761,379     2,628,523      4,719,561      2,367,135
2. Shares attributable to convert preferred stock outstanding             0       189,780              0        451,168
3. Shares attributable to common stock options and
   warrants pursuant to APB 15, paragraph 38(a)                           0       658,195              0        677,616
                                                                  ---------     ---------      ---------      ---------
Weighted average common shares and diutive share
        equivalent outstanding                                    4,761,379     3,476,498      4,719,561      3,495,919



INVENTORIES

         Inventories consisted of:

                                         June 30,          December 31,
                                           1996               1995
                                          ------            ---------

         Raw Materials                 $  274,049         $  279,885
         Work-in-process                  524,153            535,316
         Finished goods                   467,185            477,135
                                       ----------         ----------

         Total                         $1,265,387         $1,292,336
                                       ----------         ----------

         Inventories are stated at the lower of cost (first-in, first-out) or market.

REVENUE RECOGNITION:

The company generally recognizes revenues for product upon shipment. Service revenue is recognized ratably over the contractual period.

RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

The statement of Financial Accounting Standards No. 86 ("SFAS-86") states that the software development costs incurred after the establishment of technological feasibility and up to the general release of the software should be capitalized and written off over a three year period. These costs include coding, testing and product quality assurance. The Company has charged all these costs to operations as incurred. During the first six months ended June 30, 1995, $202,062 was capitalized and included in the Balance Sheet under "Other Assets". This figure was expensed by December 31, 1995.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         SECOND QUARTER ENDED JUNE 30, 1996 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1995

         Revenues decreased 15% to $1,636,991 for the "Second Quarter 1996" from $1,925,836 for the "Second Quarter 1995". The decrease in revenue was caused by decreased sales of the Company's Datacomputers, due primarily to a delay in the penetration of the Bakery market awaiting completion of installation and training at several Bakery customers. The Company expects that for the fiscal year ending December 31, 1996 results in the Bakery market will show excellent results, as well as continued accelerated growth in the Beer market. Since entering into an agreement with Anheuser-Busch in March 1993, which selected the Company as one of two hand-held manufacturers endorsed to sell their products to Anheuser-Busch distributors, sales in the Beer market have been increasing each year at a rate of approximately 30%.

         Costs and operating expenses decreased to $1,836,736 in 1996 from $1,864,591 in 1995, a decrease of 1.5% for the "Second Quarter 1995". As a percentage of sales, costs and operating expenses increased to 112% in 1996 from 97% in 1995. The Company expects that costs and operating expenses will decrease as a percentage of sales over the next several years, primarily as a results of increased sales without a proportional increase in operating costs, since the current level of operating expenses is projected to support a higher level of sales than achieved in 1995.

         Research and development expenses decreased to $283,174 in the second quarter of 1996 from $316,292 for the same period in 1995. (In the second quarter of 1995, $98,448 of the $316,292 was capitalized under SFAS-86 and was included in the Balance Sheet under "Other Assets"). As a percentage of sales, research and development expenses increased to 17% in 1996 from 16% for the same period in 1995. The Company expects to continue to fund research and development efforts to enhance current products and to develop future products.

         Selling, general and administrative expenses decreased to $783,677 in the second quarter of 1996 from $853,014 in the second quarter of 1995, a decrease of 8%. As a percentage of sales, selling, general and administrative expenses increased to 48% in 1996 from 44% in 1995. The increase is primarily due to the creation of new positions in the Company's sales and marketing staff. The Company expects that selling, general and administrative expenses going forward will decrease as a percentage of sales due to anticipated increased sales without proportional increases in selling, general and administrative expenses.

         The Company's operating loss for the second quarter of 1996 was $198,651 compared to an operating income of $40,823 for the second quarter of 1995. This reflects the decrease in the Company's sales and the increase in expenses discussed above.



         SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

         Revenues for the first six months of 1996 decreased 25% to $2,964,142 from $3,953,043 for the same period in 1995. The current period includes sales to each of the following markets: Bakery, Beer, Dairy, Office Coffee, Uniform and Inventory Services.

         Costs and operating expenses for the first six months of 1996 decreased to $3,531,130 from $3,665,753 in 1995, a decrease of 3.7%. As a percentage of sales, costs and operating expenses increased to 112% in 1996 from 97% in 1995. The Company expects that costs and operating expenses will decrease as a percentage of sales over the next several years, primarily as a result of increased sales without a proportional increase in operating costs.

         Research and development expenses decreased to $562,731 in the first six months of 1996 from $620,524 for the same period in 1995. (In the first six months of 1995, $202,062 of the $620,524 was capitalized under SFAS-86 and was included in the Balance Sheet under "Other Assets"). As a percentage of sales, research and development expenses increased to 19% in 1996 from 16% for the same period in 1995. The Company expects to maintain ongoing Hardware and Software programs necessary to enhance current products and to develop future products.

         Selling, general and administrative expenses decreased to $1,587,226 in the first six months of 1996 from $1,622,851 in 1995, a decrease of 2%. As a percentage of sales, selling, general and administrative expenses increased to 54% in 1996 from 41% in 1995. The increase is primarily due to the creation of new positions in the Company's sales and marketing staff. Travel expenses also rose significantly in sales and marketing as the sales staff increased contact with potential customers nationwide. The Company expects that selling, general and administrative expenses going forward will decrease as a percentage of sales due to anticipated increased sales without proportional increases in selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

          During the first 6 months of 1996, the Company successfully completed two private equity placements, under Regulation S, through the issuance of convertible preferred stock. The first equity placement closed on April 26, 1996, at which time the Company issued 3,000 shares of "Series B Convertible Preferred Stock" with net proceeds of $2,683,000. The second equity placement was completed on June 28, 1996, with the sale of 1,200 shares of "Series B Convertible Preferred Stock" with net proceeds of $1,018,000.

          The proceeds were used to fund the operating loss of $579,327 for the first six months of 1996 and payment of liabilities. Part of the proceeds was used to pay-off the $440,000 due under the line of credit. As a result of this payment, the bank returned the certificates of deposits to Mr. Mackinnon, (the Company former President). In the first 6 months of 1995, the negative cash flow of $96,569 from operations was due to an increase in accounts receivable as a result of increased sales and capitalization of software development.

         The Company manages its working capital and, based on current projections, believes that the above equity financing will enable the Company to meet working capital requirements for at least the next twelve to twenty-four months.

PREFERRED CONVERTIBLE STOCK

         The holders of shares of Series B Convertible Preferred Stock are entitled to receive, in addition to any dividend, interest equal to eight percent (8%) per annum of the stated value of such Series B Convertible Preferred Stock. Such interest will accrue from the Original Issuance Date, and shall be payable, in cash or Common Stock, on a quarterly basis, commencing with the fiscal quarter ended June 30, 1996. Payment of interest due hereunder with respect to those shares of Series B Convertible Preferred Stock that remain issued and outstanding at the end of each of the Company's fiscal quarter shall be made within 15 business days after the filing with the SEC of the applicable report.

         At the end of June 30, 1996, the Company has accrued interest in the amount of $40,000, which was recorded as a reduction of retained earnings.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The  Company  is  not  presently   involved  in  any  material  pending
litigation.

ITEM 2. CHANGES IN SECURITIES

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         On April 26, 1996, the Company announced that Malcom Bibby had been elected President and CEO by the Board of Directors. Norman Mackinnon, former President and Chairman, will retain the Chairmanship. Dr. Bibby joined the Board in January, 1996 and also consulted with the Company for several months. Dr. Bibby served as President of LXE, Inc., a diversified wireless data communications product company, from 1983 to December 1993. During his tenure, LXE, Inc.'s revenues grew from $600,000 to $63,000,000. Dr. Bibby, also has extensive experience in both hardware and software product development. Dr. Bibby holds a Bachelor of Science degree and a Ph.D., both in Electrical Engineering, from the University of Liverpool and an MBA from the University of Chicago.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - KSB

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NATIONAL DATACOMPUTER, INC.


July 11, 1996                    /s/ Malcolm M. Bibby
                                 -----------------------------------------------
                                 Malcolm M. Bibby
                                 President


July 11, 1996                    /s/ Gerald S. Eilberg
                                 -----------------------------------------------
                                 Gerald S. Eilberg
                                 Vice President, Finance and Administration
                                 Chief Financial Officer