Form 10QSB
period 1996-09-30
NATIONAL DATACOMPUTER INC
filed 1996-11-19
CIK 812880

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                               04-2942832
   (State or other  jurisdiction of         (IRS Employer Identification #)
   incorporation  or  organization)

     900 Middlesex Turnpike, Bldg. 5
               Billerica, Ma.                          01821
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

                                    Yes___X_____     No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

COMMON STOCK, $0.02 PAR VALUE                               4,952,616
    (Title of each class)                              (number of shares)






                           NATIONAL DATACOMPUTER, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------

ITEM 1.  FINANCIAL STATEMENTS:

         Statement of Operations
           Three and nine months ended Sept 30, 1996 and 1995...............  3

         Balance Sheet
           September 30, 1996 and December 31, 1995.........................  4

         Statement of Cash Flows
           Nine months ended September 30, 1996 and 1995....................  5

         Notes to Financial Statements......................................  6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS.........................................  7



                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings.................................................. 10

ITEM 2.  Changes in Securities.............................................. 10

ITEM 3.  Defaults upon Senior Securities.................................... 10

ITEM 4.  Submissions of Matters to a Vote of Security Holders............... 10

ITEM 5.  Other Information.................................................. 10

ITEM 6.  Exibits and Reports on Form 8 - K.................................. 10


SIGNATURES.................................................................. 11


NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------


                                                          Third Fiscal Quarter                       Cumulative Nine Months
                                                                Ended                                       Ended
                                                 --------------------------------------          ---------------------------------

                                                      Sept 30               Sept 30               Sept 30             Sept 30
                                                       1996                   1995                 1996                1995
                                                              (Unaudited)                                  (Unaudited)



Revenues
       Net product revenue                        $     870,124        $    1,284,449            $   3,325,301       $ 4,745,982
       Service and other revenue                        266,804               208,327                  775,769           699,837
                                                  --------------       ---------------           --------------      ------------

                                                      1,136,928             1,492,776                4,101,070         5,445,819

Cost of sales and services                              585,867               784,915                1,967,040         2,409,623
                                                  --------------       ---------------           --------------      ------------

                                                        551,061               707,861                2,134,030         3,036,196
                                                  --------------       ---------------           --------------      ------------

Operating expenses:
       Research and development                         363,868               200,911                  926,599           619,372
       Selling, general and administrative              870,744               761,156                2,457,970         2,383,735
                                                  --------------       ---------------           --------------      ------------

                                                      1,234,612               962,067                3,384,569         3,003,107
                                                  --------------       ---------------           --------------      ------------

Income (loss) from operation                           (683,551)             (254,206)              (1,250,539)           33,089

Other income (expense):
       Other income                                      17,009                   262                   22,783             1,112
       Interest expense                                  (2,538)              (21,839)                 (20,651)          (56,524)
                                                  --------------       ---------------           --------------      ------------

Net loss                                          $    (669,080)       $     (275,783)           $  (1,248,407)      $   (22,323)
                                                  ==============       ===============           ==============      ============

Adjusted net loss  per share                      $        (0.15)      $        (0.08)           $       (0.29)      $     (0.01)
                                                  ==============       ===============           ==============      ============

Weighted average shares and dilutive
       shares equivalent outstanding                  4,920,611             3,318,216                4,786,598         2,684,162
                                                  ==============       ===============           ==============      ============




                                                  The accompanying notes are an integral part
                                                        of these financial statements




NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Sept 30,                December 31,
                                                                                            1996                     1995
                                                                                        (Unaudited)

Assets
Current Assets:
     Cash and cash equivalents                                                    $           1,530,155      $                470
     Accounts receivable, less allowance for doubtful accounts                                  971,253                 1,198,894
     Inventories                                                                              1,389,869                 1,292,336
     Other current assets                                                                        42,236                    17,132
                                                                                  ----------------------     ---------------------

          Total current assets                                                                3,933,513                 2,508,832

Property and equipment, net                                                                     214,428                   145,853
                                                                                  ----------------------     ---------------------

                                                                                  $           4,147,941      $          2,654,685
                                                                                  ======================     =====================

Liabilities and stockholders' equity (deficit) Current Liabilities:
     Current portion of long-term debt                                            $              71,508      $              6,572
     Account payable                                                                            209,903                   333,991
     Accrued payroll and related taxes                                                          179,007                   287,736
     Accrued professional fees                                                                   67,651                   275,013
     Accrued rent and utilities                                                                  63,823                   125,984
     Accrued expenses - other                                                                   366,870                   418,100
     Deferred revenues, current portion                                                         569,757                   608,571
     Deferred compensation                                                                       45,742                    55,059
                                                                                  ----------------------     ---------------------

          Total current liabilities                                                           1,574,261                 2,111,026

Long-term debt                                                                                   26,307                   442,970
Deferred revenues                                                                               267,540                   267,540
                                                                                  ----------------------     ---------------------

                                                                                              1,868,108                 2,821,536
                                                                                  ----------------------     ---------------------

Stockholders' equity (deficit)
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
          authorized; 0 shares issued and outstanding at 9/30/96 and 12/31/95     $          -               $         -
     Preferred stock, $0.001 par value; 50,000 shares authorized;
          0 shares  issued and  outstanding  at 9/30/96 and  12/31/95
     Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 4,200 and 0 shares issued and outstanding at 9/30/96
          and 12/31/95                                                                        3,685,206                -
     Common stock, $0.02 par value; 10,000,000 shares authorized;
          4,952,616 and 4,677,743 shares issued and outstanding at
          September 30, 1996 and December 31, 1995, respectively.                                99,052                    93,555
     Capital in excess of par value                                                           9,517,098                 9,438,978
     Accumulated deficit                                                                    (10,670,254)               (9,297,847)
     Notes receivable - employees                                                              (351,269)                 (351,269)
     Preferred stock subscription receivable                                                 -                            (50,268)
                                                                                  ----------------------     ---------------------

          Total stockholders' equity (deficit)                                                2,279,833                  (166,851)
                                                                                  ----------------------     ---------------------

                                                                                  $           4,147,941      $          2,654,685
                                                                                  ======================     =====================


                                                   The accompanying notes are an integral part
                                                          of these financial statements



NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE NINE MONTHS ENDED

                                                                            Sept 30,                       Sept 30,
                                                                              1996                           1995
                                                                          (Unaudited)                     (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                      (1,248,407)               $          (22,323)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used for) operating activities:
          Depreciation and amortization                                         41,631                            51,634
          Gain on sale of property and equipment                                (1,780)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       227,641                          (490,834)
              (Increase) decrease in inventories                               (97,533)                           67,162
              (Increase) decrease in other current assets                      (25,104)                         (354,470)
              (Decrease) increase in accounts payable                         (124,088)                          (41,670)
              (Decrease) increase in debt                                       (7,784)
              (Decrease) increase in accrued expenses
                   and deferred compensation                                  (522,799)                         (453,090)
              (Decrease) increase in deferred revenues                         (38,814)                          149,550
                                                                      -----------------               -------------------

     Net cash provided by (used for) operating activities                   (1,797,037)                       (1,094,041)
                                                                      -----------------               -------------------

Cash flow from investing activities:
     Purchase of property and equipment                                        (17,741)                          (26,042)
     Proceeds from sale of property and equipment                                5,650                         -
                                                                      -----------------               -------------------

     Net cash used for investing activities                                    (12,091)                          (26,042)
                                                                      -----------------               -------------------

Cash flow from financing activities:
     Proceeds from preferred stock, net of issuance costs                    3,685,206                         1,517,627
     Repayment of borrowings                                                  (440,278)                        -
     Proceeds from issuance of stock                                            50,000                         -
     Investment receivable                                                      50,268                         -
     Stock offering cost                                                        (6,383)                        -
                                                                      -----------------               -------------------

     Net cash provided by (used for) finincing activities                    3,338,813                         1,517,627
                                                                      -----------------               -------------------

Net increase (decrease) in cash and cash equivalent                          1,529,685                           397,544
Cash at beginning of year                                                          470                           148,294
                                                                      -----------------               -------------------

Cash and cash equivalent  at end of period                                   1,530,155                $          545,838
                                                                      =================               ===================



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

INVENTORIES

         Inventories consisted of:          September 30,       December 31,
                                                1996               1995
                                             -----------        -----------

         Raw Materials                       $  301,008          $  279,885
         Work-in-process                        575,716             535,316
         Finished goods                         513,145             477,135
                                             ----------          ----------

         Total                               $1,389,869          $1,292,336
                                             ----------          ----------


         Inventories are stated at the lower of cost (first-in, first-out) or market.


REVENUE RECOGNITION:
The company generally recognizes revenues for product upon shipment. Service revenue is recognized ratably over the contractual period.

RESEARCH AND DEVELOPMENT AND COMPUTER  SOFTWARE  DEVELOPMENT COSTS
The statement of Financial Accounting Standards No. 86 ("SFAS-86") states that the software development costs incurred after the establishment of technological feasibility and up to the general release of the software should be capitalized and written off over a three year period. These costs include coding, testing and product quality assurance. The Company has charged all these costs to operations as incurred. During the first nine months ended September 30, 1995, $327,112 was capitalized and included in the Balance Sheet under "Other Assets". This figure was expensed by December 31, 1995.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


         THIRD QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1995.

         Revenues decreased 24% to $1,136,928 for the "Third Quarter 1996" from $1,492,776 for the "Third Quarter 1995". The decrease in revenue was caused by decreased sales of the Company's Datacomputers, due primarily to a delay in the penetration of the Bakery market awaiting completion of installation and training at several Bakery customers. The Company expects continued accelerated growth in the Beer market. Since entering into an agreement with Anheuser-Busch in March 1993, which selected the Company as one of two hand-held manufacturers authorized to sell their products to Anheuser-Busch distributors, sales have been increasing each year at a rate of approximately 30%.

         Service and other revenues increased to $266,804 in the Third Quarter 1996 from $208,327 in the Third Quarter of 1995, an increase of 28%. The Company expects that service and other revenues will continue to rise over the next several years as the Company's installed base of hand-held computers continues to expand.

         Costs and operating expenses increased to $1,820,479 in 1996 from $1,746,982 in 1995, an increase of 4%. As a percentage of sales, costs and operating expenses increased to 160% in 1996 from 117% in 1995. The Company expects that costs and operating expenses will decrease as a percentage of sales over the next several years, primarily as a results of increased sales without a proportional increase in operating costs, since the current level of operating expenses is projected to support a higher level of sales than achieved in 1995.

         Research and development expenses increased to $363,868 in 1996 from $325,961 in 1995, (In the third quarter of 1995, $125,050 of the $325,961 was capitalized under SFAS-86 and was included in balance sheet under "Other Assets"). As a percentage of sales, research and development expenses increased to 32% in 1996 from 22% for the same period in 1995. The Company expects to continue funding research and development effort to enhance current products and to develop future products.

         Selling, general and administrative expenses increased to $870,744 in the third quarter of 1996 from $761,156 in the third quarter of 1995, an increase of 14%. As a percentage of sales, selling, general and administrative expenses increased to 77% in 1996 from 51% in 1995. The increase is primarily due to creation of new positions in the


Company's sales and marketing staff. The Company expects that selling, general and administrative expenses going forward will decrease as a percentage of sales due to anticipated increased sales without proportional increases in selling, general and administrative expenses.

         The Company's operating loss for the Third Quarter of 1996 was $669,080 compared to an operating loss of $275,783 for the same period in 1995. This reflects the decrease in the Company's sales and the increase in expenses discussed above.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

         Revenues for the first nine months of 1996 decreased 25% to $4,101,070 from $5,445,819 for the same period in 1995. The current period includes sales to each of the following markets: Bakery, Beer, Dairy, Office Coffee, Uniform and Inventory Services.

         Cost and operating expenses for the first nine months of 1996 decreased to $5,351,609 from $5,412,730 in 1955, a decrease of 1%. As a percentage of sales, costs and operating expenses increased to 130% in 1996 from 99% in 1995. The Company expects that costs and operating expenses will decrease as a percentage of sales over the next several years, primarily as a result of increased sales, without proportional increase in operating costs.

         Research and development expenses decreased to $926,599 in the first nine months of 1996 from $946,484 for the same period in 1995. (In the first nine months of 1995 $327,112 of the $946,484 was capitalized under SFAS-86 and was included in the Balance Sheet under "Other Assets"). As a percentage of sales, research and development expenses increased to 23% in 1996 from 17% for the same period in 1995. The Company expects to maintain ongoing Hardware and Software programs necessary to enhance current products, and to develop future products.

         Selling, general and administrative expenses increased to $2,457,970 in the first nine months of 1996 from $2,383,735 in 1995, an increase of 3%. As a percentage of sales, selling, general and administrative expenses increased to 60% in 1996 from 44% in 1995. The increase is primarily due to creation of new positions in the Company's sales and marketing staff. The Company expects that selling, general and administrative expenses going forward will decrease as a percentage of sales due to anticipated increased sales without proportional increases in selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1996, the Company successfully completed two private placements, under Regulation S, through the issuance of convertible preferred stock. The first equity placement closed on April 26, 1996, at which time the Company issued 3,000 shares of "Series B Convertible Preferred Stock" with net proceeds of $2,667,000. The second equity placement was completed on June 28, 1996, with the sale of 1,200 shares of "Series B Convertible Preferred Stock" with net proceeds of $1,018,000.

         The proceeds were used to fund the operating loss of $1,248,407 for the first nine months of 1996 and payment of liabilities. Part of the proceeds were used to pay-off the $440,000 due under the line of credit. As a result of this payment, the bank returned the certificates of deposits to Mr. Mackinnon, (the Company former President).

          The capital lease relates to capital equipment leased during the third quarter of 1996 in the amount of $96,335. The lease has a term of 4 years, with monthly payments of $2,957 due through 2000.

          In the first nine months of 1995, the negative cash flow from operation was due to an increase in accounts receivable, as a result of increased sales, and the capitalization of software development.

         The Company manages its working capital and, based on current projections, believes that the current equity financing will enable the Company to meet working capital requirements for at least the next twelve to twenty-four months.

PREFERRED CONVERTIBLE STOCK

         The holders of shares of Series B Convertible Preferred Stock are entitled to receive, in addition to any dividends, interest equal to eight percent (8%) per annum of the stated value of such Series B Convertible Preferred Stock. Such interest will accrue from the Original Issuance Date, and shall be payable, in cash or Common Stock, on a quarterly basis, commencing with the fiscal quarter ended June 30, 1996. Payment of interest due hereunder with respect to those shares of Series B Convertible Preferred Stock that remain issued and outstanding at the end of each of the Company's fiscal quarter shall be made within 15 business days after the filing with the SEC of the applicable report.
         At the end of September 30, 1996, the Company has accrued interest in the amount of $124,000, which was recorded as a reduction of retained earnings. Also at the end of September 30, 1996, $40,000 of the accrued interest was paid to the holders with the issuance of Common Stock.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The  Company  is  not  presently   involved  in  any  material  pending
litigation.

ITEM 2. CHANGES IN SECURITIES

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exibits
                  (27)   Financial Data Schedule.

         (b)      Form 8-K was filed on 9/16/96.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL DATACOMPUTER, INC.



                                      /s/ Malcolm M. Bibby
November 13, 1996                     --------------------------------
                                       Malcolm M. Bibby
                                       President


                                      /s/ Gerald S. Eilberg
November 13, 1996                     --------------------------------
                                      Gerald S. Eilberg
                                      Vice President, Finance and Administration
                                      Chief Financial Officer


