Form 10KSB
period 1996-12-29
NATIONAL DATACOMPUTER INC
filed 1997-03-31
CIK 812880

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
   For the fiscal year ended December 29, 1996 Commission file number 0-15885

                           NATIONAL DATACOMPUTER, INC.
                 (Name of Small Business Issuer in its charter)

             DELAWARE                                         04-2942832
   (State or other jurisdiction                             (IRS employer
 of incorporation or organization)                        identification No.)

         900 MIDDLESEX TURNPIKE, BLDG. 5, BILLERICA, MASSACHUSETTS 01821
               (Address of principal executive offices) (Zip Code)

                                 (508) 663-7677
                (Issuer's telephone number, including area code)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:


                               Title of each class
                               -------------------
                     COMMON STOCK, $.08 PAR VALUE PER SHARE



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---       ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The registrant had revenues of approximately $5,032,000 in the fiscal year ended December 29, 1996. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 1997 was approximately $6,416,600. As of March 21, 1997, 1,252,028 shares of Common Stock, $.08 par value per share, of the registrant were outstanding. Unless otherwise indicated, all per share data and information in this Form 10-KSB relating to the number of shares of Common Stock reflect a 1:100 reverse stock split that was effected on October 14, 1994, and a 1:4 reverse stock split that was effected on December 19, 1996.






                                     PART I


         THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED IN ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AMONG OTHERS, COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         The mission of National Datacomputer, Inc. (the "Company") is to provide solutions to workplace problems through the use of mobile information systems. The Company designs, manufactures, sells and services computerized systems used to automate the collection, processing and communication of information related to product sales, distribution, and inventory control. The Company's products and services include data communication networks, application-specific software, hand-held computers and related peripherals, and associated training and support services. The Company's products facilitate rapid and accurate data collection, data processing and two-way communication of information with a customer's host information system.

         The Company invests in technologies that support its systems solution approach, such as application software and network communication systems. The Company believes that its future success depends on superior marketing, service and solutions. The Company's goal is to be the leading supplier in selected market sectors. The key elements of the Company's strategy include: (i) performing effective market research to assess and identify market sectors that represent viable business opportunities; (ii) providing system communications to a customer's host information system in addition to data collection software and hardware; (iii) updating hardware and software solutions to remain current with customers' needs as well as existing technology; and (iv) maintaining superior software to run the Company's hardware and network communications in selected market segments.

INDUSTRY BACKGROUND

         In the 1970s, the application of microprocessor-powered equipment began to find applications where portable, battery-powered units were required. These units found their largest applications in the retail industry for entering re-order information into the distribution systems to supply retail stores. A number of other data collection applications also began to appear in the inventory service industry.

         The state of the art in microprocessors at the time was units with small memories and programs written in proprietary or machine languages contained in firmware. The applications were, by necessity, simple compared to other applications of computers in business and industry. As the need for more flexible and sophisticated programs grew, the use of units requiring firmware became less and less desirable. This situation existed until the mid-1980s when personal computers blossomed and the computer industry shifted to low-powered CMOS electronics (generally categorized as semiconductors requiring small power drain). At that point, the opportunity to create software systems with the level of flexibility and sophistication available in other parts of the software industry presented itself and the hand-held personal computer was introduced.

         Management believes that the future of hand-held computers is governed by the software or solutions industry, and the opportunity to design computers for "people who don't work at a desk" has opened up large new markets. The application of this software technology to industries involving distribution of products on routes is a good example of this opportunity as the distribution process can be highly automated capturing every transaction as well as supplying additional information for management controls not previously possible.

PRODUCTS

         The  Company  designs,  manufactures,   markets  and  services  rugged,
hand-held computers, data collection devices and associated peripherals. The Company believes that its customers require products that allow flexible tailored software solutions in a cost-effective and timely manner.

         In March 1993, the Company was selected by Anheuser-Busch, Inc. as one of its two qualified suppliers of hand-held computers for its network of approximately 1,150 beer and snack wholesalers. Since then, the Company has derived net sales of approximately $3 million from distributors of Anheuser-Busch. Management anticipates that the numbers of Anheuser-Busch distributors purchasing its hand-held computers will continue to increase in the near future.

HARDWARE

         The Company's hand-held computers ("Datacomputers") include a microprocessor, keyboard, LCD displays and full alphabetic and numeric character sets. Application programs for the Datacomputer can be written on conventional desk-top computers with commonly-used programming languages and then executed on the Datacomputer. Application programs and data in Datacomputers are stored in random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. Datacomputers can receive data through bar-code readers, cables from other computers (including other Datacomputers) and over telephone lines through a modem. The Company's Datacomputer product line includes two models of the Datacomputer, bar-code readers, printers, communication devices, carrying cases, cables and add-on memory boards.

         DATACOMPUTER MODEL 3X

         The Datacomputer Model 3X (the "DC 3X") is a hand-held "Intel(TM) based" computer designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC 3X contains an industry standard bar-code port that allows quick and convenient scanning of bar-codes for accurate inventory management and supports fixed beam pencil wands, CCD and laser light beam readers for a multitude of scanning applications. The Company estimates that approximately 44% of its 1996 total revenue was attributable to the sale of the DC 3X. The DC 3X serves as the platform for the majority of the Company's future business development strategy.

         The DC 3X is designed to be highly reliable, tolerant to human error and easy to use. The DC 3X is shock resistant, water tight and operates over a wide temperature range. In addition, the DC 3X's full-sized, numeric key pad is designed for fast and accurate data entry, even while a user is wearing gloves. The Company also offers optional accessories, such as an internal modem that allows communications over telephone lines.

         The Company offers the DC 3X in two different sales packages. The Pre-Sales System (the "PSS") includes a DC 3X, software and various peripherals for sale to customers who sell their products on routes and who book the sales orders through a dedicated sales force. The Driver-Sales System (the "DSS") is a packaged system that includes a DC 3X, one of several portable or truck-mounted printers, peripherals and software. The DSS is used by customers who sell their products through delivery drivers. The Company believes that the application software included in the PSS and DSS packages described above permits a high degree of customization for a variety of customer applications.

         The PSS is typically purchased by distributors who sell products prior to actual shipment. Due to the fact that the salesman is not required to create and print out a delivery slip for any customer, there is no need for a printer. The PSS allows the salesman to access all of the distributor's information on the customer's account as well as to input the customer's next delivery order. The DSS, on the other hand, is typically purchased by distributors who do not sell products prior to actual shipment. Accordingly, a salesperson arriving at a stop performs an inventory check, determines how much inventory should be delivered and prints out the delivery slip for the customer.

INDUSTRIAL APPLICATIONS

         The DC 3X has many industrial applications, where portability, access speed, ruggedness and small size are essential. Examples of two applications for the DC 3X are set forth below:

              DELIVERY ROUTES. At the end of each day, a driver parks his truck and goes into the office where he connects his DC 3X to a host computer. The host computer extracts and processes the information entered into the DC 3X by the driver during his route. After processing the data, the host computer downloads the delivery schedule and inventory for the driver's next day, including account information about each customer. During the day, at each route stop, the driver takes the customer's inventory, calculates what new stock needs to be added and prints out a delivery slip for each customer. At the end of the day, a complete report of the driver's deliveries can be printed. According to many of the Company's customers, the implementation of the DC 3X has significantly improved driver efficiency.

              INSPECTION SYSTEMS. Using a DC 3X, a railroad inspector checks the condition of railroad cars in the railroad yard. The DC 3X prompts the inspector by requesting that he respond to a number of pre-determined questions. By selecting specific answers to each question, the inspector reports a detailed condition of each railroad car. After completing his inspection, the DC 3X is connected to the railroad's repair center where the list of repairs and parts is reviewed and processed by repairmen. The implementation of the DC 3X has improved the effectiveness and efficiency of railroad car inspection and repair by reducing human error and accelerating data collection and analysis. DC 3Xs are presently in use at the Burlington Northern, Union Pacific, Illinois Central, and Atchison, Topeka and Santa Fe Railroads.

         DATACOMPUTER MODEL 2X

         The Datacomputer Model 2X (the "DC 2X") is an advanced version of the DC Model 2.5 described below. It has not been introduced to the Inventory Services marketplace, except to two companies. The Company believes that broader distribution of the DC 2X will begin by the end of 1997, although no assurance of broader distribution can be given. The DC 2X provides all the features of the DC 2.5, but, is also faster, has more memory and provides for a PC Card slot option.



         The third largest inventory service company in the United States is one of the Company's customers of the DC 2X, and formerly a customer of the DC 2.5. The Company estimates that approximately 9% of its 1996 total revenue was attributable to the sale of the DC 2X.

         DATACOMPUTER MODEL 2.5

         The Datacomputer Model 2.5 (the "DC 2.5") is a hand-held computer designed primarily for use by inventory auditors who enter voluminous numeric data, mostly by touch keying. The Company offers utility software that includes a modem, printer, bar code wand and scanner interfaces, screen and keyboard routines, calculator functions and database functions. Due to the wide range of optional features, the user is able to control the creation, updating and cost of the DC 2.5's software.

         The DC 2.5 is marketed primarily to inventory services companies. An inventory service company is an organization that contracts with businesses who maintain large inventories, such as department or retail stores. The Company estimates that approximately 19% of its 1996 total revenue was attributable to the sale of the DC 2.5.

         ICAL MODEL 100R

         The ICAL Model 100R (the "ICAL 100R") is designed and used for inventory taking for financial and control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. The ICAL 100R is a recent version of a hand-held product sold by the Company to the inventory audit market for the last 16 years. The Company estimates that approximately 7% of its 1996 total revenue was attributable to the sale of the ICAL 100R.

         The primary customers for the ICAL 100R are inventory service companies, which perform inventory taking for retailers and other institutions on a contract basis, and retailers, primarily convenience store chains or others selling large quantities of relatively low priced items.

         Revenues generated by the ICAL 100R are almost exclusively from current customers of the Company who wish to continue to use their installed base of ICAL devices. The Company intends to continue to support the ICAL product line to protect its customers' investments, but believes the current trends of
increasing   processing   power  in  and  decreasing  cost  of  small  computers
competitive with the Datacomputer will make the ICAL line less attractive to users in the future. As a consequence, the Company expects that ICAL sales will diminish in the future, although no assurance can be given.

MARKETS

         The Company currently focuses on the route accounting system market for hand-held computers and believes it is well positioned in this industry to become a leading provider. Route accounting involves concurrent order taking, product delivery and inventory tracking. Salespeople enter customer orders in hand-held computers and use the Company's portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in hand-held computers is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the hand-held computer.




MARKETING AND DISTRIBUTION

         The Company has separate marketing efforts for its Datacomputer products and its ICAL 100. Management believes that the Datacomputer products have a wide variety of applications that have not yet been fully exploited by the Company or potential users of the Datacomputer.

         Recognizing the need to focus the Company's limited resources, the Company has applied its business strategy for Datacomputers to a limited number of selected markets. The Company is currently focused in market sectors where businesses distribute their products on routes. The Company believes that the route sales and service market is attractive because (i) customer acceptance of hand-held computers has been established in several sectors; (ii) customers have realized a substantial return on their investment in hand-held computers; and
(iii) the Company enjoys a competitive advantage in this market due to its software and related services. To date, the Company believes it has gained one of the leading positions in the office coffee service market sector, and has penetrated the beer distribution, bakery, snacks and dairy market sectors.

         The ICAL 100 is sold principally to repeat customers who already have a sizable investment in their use of and applications for ICAL products. The Company devotes relatively few resources to generate additional sales of ICAL units above those demanded by past customers.

         The Company primarily sells and distributes its systems and products through a direct sales force that concentrates on systems sales.

   DIRECT SALES FORCE

         The Company believes that the most optimum method for the marketing and sale of its products is gained through direct sales. Therefore, direct selling is the Company's primary strategy in the route sales and service market. The Company believes that the key elements to successful direct selling include: (i) maintaining a well-qualified direct sales staff that is experienced in marketing and selling solutions to medium and large accounts; (ii) performing well-executed software solutions; (iii) offering excellent service; and (iv) maintaining good customer references.

SERVICE AND SUPPORT

         The Company believes that superior service is a vital part of its competitive strategy and therefore emphasizes the quality of both hardware and software service. The importance of customer service has continued to be emphasized through the addition of new management personnel. The Customer Service department manages all installations, preparations, and follow-up support with each customer.

         The Company typically offers industry-standard 90 day warranties and offers several flexible service arrangements and maintenance contracts to meet customer needs. In addition to technical support of installed systems, the Company provides pre-installation site surveys, installation services, user training, technical training, application software support and host information system interface assistance.

SOURCES OF SUPPLY

         The Company believes there is more than one supplier for all of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.



COMPETITION

         The market for the Company's products is highly competitive and rapidly changing. The Company's competitors include Norand, Symbol Technologies and Telxon, all of which have greater financial, marketing and technical resources than the Company. In addition, larger corporations could enter into the route sales and service segment of the hand-held computer market. The Company competes on the basis of product features, software, quality, service and price.

EMPLOYEES

         As of December 29, 1996, the Company had 65 full-time employees. Of these employees, 11 were engaged in sales and marketing, 15 in service and customer support, 18 in hardware and software development, 13 in manufacturing and 8 in administration and finance. The Company's employees are not represented by a labor union. Management believes that the Company's relationship with its employees is good.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company maintains its principal offices and manufacturing operations in a leased 19,000 square foot facility in Billerica, Massachusetts. The Company's lease expires on September 30, 1997. The annual base rent for the Company's leased facilities is approximately $123,300. The lease further provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease. The Company believes that its facilities are adequate for its current needs and that additional space, if required, would be available at competitive rates.


ITEM 3.  LEGAL PROCEEDINGS.

         The  Company  is  not  presently   involved  in  any  material  pending
litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company submitted five matters to a vote of stockholders on October 4, 1996, in a Special Meeting of Stockholders. The Special Meeting was called for a vote on the following matters:

         (1)  To elect three (3) members of the Board of Directors.

         (2)  To  authorize  the  Board  of  Directors  to  execute,   at  their
discretion, an amendment to the Company's Certificate of Incorporation to effect a reverse stock split.

         (3)  To  approve  an  amendment  to  the   Company's   Certificate   of
Incorporation to increase the number of authorized shares of Common Stock.

         (4) To approve the Company's 1995 Stock Option Plan, under which 125,000 shares of Common Stock have been reserved for issuance.

         (5) To ratify the selection of Price Waterhouse LLP as independent auditors of the Company for the fiscal ending December 29, 1996.

         For the purpose of counting votes at the Special Meeting, holders of shares of Common Stock and holders of shares of Series B Convertible Preferred Stock (the "Preferred Stock") were treated as one class. Each holder of Preferred Stock was entitled to a number of votes per share equal to 166.67 shares of Common Stock.



         (1) The resolution to elect Dr. Malcolm M. Bibby was adopted by a vote of 1,379,707 shares in favor and 3,503 shares withheld; the resolution to elect William R. Smart was adopted by a vote of 1,379,498 shares voting in favor and 3,712 shares withheld; and the resolution to elect John P. Ward was adopted by a vote of 1,379,689 shares voting in favor and 3,521 shares withheld.

         (2) The amendment to the Company's Certificate of Incorporation to effect a reverse stock split was approved by a vote of 1,219,726 shares voting in favor, 162,525 shares voting against, and 959 shares abstaining.

         (3) The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of stock from 2,500,000 shares of Common Stock to 5,000,000 shares of Common Stock and 50,000 shares of Preferred Stock, of which 20 shares have been designated as Series A Convertible Preferred Stock, and 4,200 shares were designated as Series B Convertible Preferred Stock, was approved by a vote of 1,349,770 shares voting in favor, 31,818 shares voting against and 1,622 shares abstaining.

         (4) The Company's 1995 Stock Option Plan was approved by a vote of 939,871 shares voting in favor, 153,722 shares voting against,1,813 shares abstaining and 287,804 broker non-votes.

         (5) The ratification of the selection of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year ending December 29, 1996 was adopted by a vote of 1,380,420 shares voting in favor, 1,899 shares voting against and 891 shares abstaining.


                                     PART II


         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During the year ended December 29, 1996, the Company's Common Stock was traded on the NASD Electronic Bulletin Board under the symbol "NDCP." On December 29, 1996, the last sale price for the Common Stock as reported by National Quotations Bureau, Incorporated ("NQBI") was $4.00 per share.

         On March 7, 1997, the Company's Common Stock commenced trading on the NASDAQ SmallCap Market Quotation System ("NASDAQ") under the symbol "IDCP".

         For the periods indicated below, the table sets forth the range of high and low sale prices for the Common Stock as reported by NQBI.

                                                           HIGH          LOW
                                                           ----          ---
                                         1995

         First Fiscal Quarter                             $20.00        $18.00
         Second Fiscal Quarter                             21.24          6.00
         Third Fiscal Quarter                              12.00          9.00
         Fourth Fiscal Quarter                             10.48          3.25



                                       7



                                         1996

         First Fiscal Quarter                             $11.00         $4.00
         Second Fiscal Quarter                             20.00         10.00
         Third Fiscal Quarter                              13.75         11.00
         Fourth Fiscal Quarter                             11.25          4.00


                                         1997

         First Fiscal Quarter (through March 21, 1997)(1)  $6.13         $3.00


         (1) Based on information provided by NQBI for the period from December 29, 1996 through March 6, 1997 and information provided by NASDAQ for the period March 7, 1997 through March 21, 1997.

         As of December 29, 1996, there were 2,456 stockholders of record of the Company's Common Stock.

DIVIDENDS

         Since inception, the Company has not paid any dividends on its Common Stock and management does not anticipate the payment of any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's outstanding Preferred Stock also requires that holders of Preferred Stock be entitled to receive dividends prior to the payment of dividends on the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         Year Ended December 29, 1996 Compared with Year Ended December 31, 1995

         Revenues decreased approximately 17% to approximately $5,032,000 in 1996 from approximately $6,065,000 in 1995. The decrease in revenues was primarily due to a decrease in sales of units of the Company's Datacomputers, which decreased approximately 38% in 1996 from 1995. The decrease is due primarily to the Company's management changes, and to the expansion and training of a new sales team located throughout the United States.

         Sales of the Company's ICAL 100 showed a decrease of approximately 15% in 1996 from 1995. Revenues generated by the ICAL 100 are almost exclusively from current customers who wish to continue to use their installed base of ICAL devices. The Company intends to support the ICAL product line, but believes that current trends of increasing processing power in and decreasing costs of small portable computers such as the Company's Datacomputers will make the ICAL line less attractive to users in the future. As a result, the Company expects sales of the ICAL 100 to decrease in the future although no assurance can be given.



         Service and other revenues increased to approximately $1,029,000 in 1996 from approximately $876,000 in 1995, an increase of approximately 17%. The Company expects that service and other revenues will continue to rise over the next several years as the Company's installed base of hand-held computers continues to expand, although no assurance of such a result can be given.

         Cost of sales and services decreased approximately 11% to $2,446,000 in 1996 from approximately $2,736,000 in 1995. As a percentage of sales, however, cost of sales and services increased approximately to 49% in 1996 from approximately 45% in 1995. This increase is primarily due to the expansion of the Quality Control and Repair Department. The direct material variable costs of the product line decreased by 2%.

         Research and development expenses increased to approximately $1,303,000 in 1996 from approximately $1,245,000 in 1995, an increase of approximately 5%, primarily due to continued investments in product development. As a percentage of sales, research and development expenses increased approximately to 26% in 1996 from approximately 21% in 1995. Although no assurance can be given, the Company expects to maintain research and development spending necessary to enhance current products and to develop future products.

         Selling, general and administrative expenses increased to approximately $3,334,000 in 1996 from approximately $3,252,000 in 1995, an increase of approximately 3%. As a percentage of sales, selling, general and administrative expenses increased to approximately 66% in 1996 from approximately 54% in 1995. The increase is primarily due to increased expenses associated with the creation of new positions in the Company's sales and marketing staff to focus on market research and lead generation, as well a decrease in sales. The Company has also invested in sales literature and direct mailing to increase its exposure in its target markets. During 1996 the Company also incurred expenses to relocate two of its executive officers.

         The Company's operating loss was approximately $2,051,000 in 1996 as compared to a loss from operations of approximately $1,168,000 in 1995. The increased loss was primarily attributable to the decrease in the Company's sales and the increase in the expenses discussed above.

         The Company had interest income in 1996 of approximately $34,000 compared to approximately $1,000 in 1995. The increase was primarily a result of investment of the net proceeds from the private placements.

         Interest expense was approximately $26,000 in 1996 as compared to approximately $72,000 in 1995. This decrease resulted from the repayment of the Company's working capital line of credit.


LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company successfully completed the private placement, under Regulation S, for 3,000 and 1,200 shares of Series B Convertible Preferred Stock. The Company received net proceeds of approximately $3,685,200 from the private placements.

         The cash balance at the end of 1996 was approximately $722,300, an increase of approximately $721,800 over the cash balance of $470 at December 30, 1995. Cash flow from operating activities in 1996 was approximately a negative $2,592,500 primarily due to operating losses and payment of liabilities. Approximately $440,000 of cash was used in financing activities in 1996 to retire the Company's borrowing under the working capital line of credit.



         In March 1997, the Company completed an equity financing (see Note 11 of the Notes to the Financial Statements). The Company does not anticipate any additional equity financing in 1997.

NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share", effective for fiscal years ending after December 15, 1997. Management has not yet determined the impact of adoption of SFAS 128 on the Company's reported results of operations. The future adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         Each Director of the Company is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of Directors then remaining in office. Officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each Director was elected a Director and the age, positions and offices currently held by each Director. For information about ownership of the Company's voting securities by each Director, see "Security Ownership of Certain Beneficial Owners and Management."


                                  YEAR DIRECTOR
                                  FIRST BECAME
NAME                      AGE       DIRECTOR              POSITION
----                      ---       --------              --------

Dr. Malcolm M. Bibby       56        1996              Chairman of the Board and
                                                       President

William R. Smart           76        1989              Director

John P. Ward               69        1967              Director


         Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended, requires executive officers, Directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such forms furnished to the Company and written representations from executive officers and Directors, the Company believes that all Section 16(a) filings applicable to its executive officers, Directors and ten percent (10%) beneficial owners were complied with during the fiscal year ended December 29, 1996.



BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

         The background of each of the Company's current Directors is as follows:

         DR. MALCOLM M. BIBBY has served as a Director of the Corporation since January 1996 and was elected Chairman of the Board in July 1996. He was President of LXE Inc. ("LXEI"), a diversified wireless data communications products company, from 1983 to December 1994. During this period LXE's annual revenues grew from approximately $600,000 to approximately $63,000,000. Prior to LXE , Dr. Bibby was an Executive Assistant to the President at Ciba Vision Care, a Vice President of Product Development at Wesley-Jessen, Inc. and a Project Manager/Group Leader for hardware and software development at Monsanto Co. Dr. Bibby holds a Bachelor of Science degree and a Ph.D. both in Electrical Engineering from the University of Liverpool and an Master of Business Administration from the University of Chicago.

         WILLIAM R. SMART has served as a Director of the Company since December 1989. He spent 32 years with the General Electric Company where his responsibilities included distribution and marketing management and general management as a Division Vice President. He spent nine years with Honeywell, Inc. where he served as Vice President in charge of European operations and Senior Vice President of Honeywell Information Systems, responsible for international operations as well as for the corporate staff. Mr. Smart currently serves as a Senior Vice President of the Cambridge Strategic Management Group, a privately-held management consultant company. Mr. Smart holds a Bachelor of Science degree in Electrical Engineering from Princeton University. Mr. Smart is also the non-executive Chairman of 1st Carolina Corporation (the "Corporation"). The Corporation filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of South Carolina on August 16, 1994 (Case Number 94-73884).

         JOHN P. WARD has served as a Director of the Company since its founding in 1967. Since February 1996, Mr. Ward has served as the Chief Executive Officer of Midas Vision Systems, Inc., a privately held company specializing in machine vision systems for automatic optical inspections. From 1990 to 1996 Mr. Ward was the Chief Executive Officer and Director of Vanzetti Vision Systems, Inc., a privately-held company specializing in infrared systems. Mr. Ward was Vice President of Engineering, co-founder and Clerk of the Company from its founding until December 1986. From 1953 to 1968 Mr. Ward was a Design Section Manager at the Raytheon Company. Mr. Ward holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology and a Master of Science degree in Electrical Engineering from Northeastern University.

EXECUTIVE OFFICERS

         The executive officers of the Company, their ages and positions held in the Company are as follows:


NAME                       AGE                        POSITION
----                       ---                        --------

Dr. Malcolm M. Bibby       56           President, Chairman of the Board and CEO
Richard C. Calcaterra      57           Vice President of Sales
Gerald S. Eilberg          63           Vice President of Finance and
                                         Administration, Chief Financial Officer
Arthur Laramee             58           Vice President of Marketing
Joseph C. Pinto            50           Vice President of Manufacturing
Larry F. Yeager            47           Vice President of Research and
                                         Development



BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

         The following is a brief summary of the background of each executive officer of the Company other than Dr. Malcolm M. Bibby, whose background is summarized above.


         RICHARD C. CALCATERRA joined the Company in September 1996 as Vice President of Sales. Mr. Calcaterra has over twenty six years of sales/marketing and management experience. During the past six years, he was President and CEO of IMG, a company that developed and marketed software utilizing RF and wireless technologies. Prior to IMG, Mr. Calcaterra was Vice President of Marketing for Telxon Corporation, responsible for worldwide marketing, Channel and Vertical industry sales and marketing, and product planning and development. Before joining Telxon Corp., he was Vice President of Sales for Norand Corporation, responsible for the Retail division covering North America. Mr. Calcaterra was Director of Sales for Route Accounting in the Central USA when he first joined Norand. Mr. Calcaterra also spent thirteen years at Honeywell Inc., with increasing levels of responsibility including Branch Management. Mr. Calcaterra holds a Bachelor of Science degree in Business Administration from Chaffey College.

         GERALD S. EILBERG joined the Company in September 1988 as Vice President of Finance and Administration and Chief Financial Officer. From October 1986 to August 1988, Mr. Eilberg served as a financial consultant to small private and public companies. From September 1982 to September 1986, he was President of Direct Marketing Inc. Previous positions included Division and Corporate Controller positions with large public companies. Mr. Eilberg is a graduate of the Boston University School of Management and the Columbia University Graduate School of Business.

         ARTHUR LARAMEE joined the Company in July 1987 as a Program Manager. Since that time he has held various positions in the Company, including Vice President of Customer Services and Director of Business Development. Mr. Laramee was appointed Vice President of Marketing in September of 1996. Mr. Laramee has over 30 years of experience in marketing, sales, software development, customer service and executive management in the computer industry. Prior to joining the Company, Mr. Laramee served as a Corporate Program Manager at Digital Equipment Corporation, including Office Automation Manager for Bell Systems Business. From 1985 to June 1987, Mr. Laramee served as Vice President of Sales and Marketing at Voicemail International and Converse Technology. Mr. Laramee holds a Bachelor of Science degree in physics from Boston College and a Masters degree in Business Administration from the University of New Hampshire.

         JOSEPH C. PINTO joined the Company in March 1984 as Materials Manager, advanced into the position of Manufacturing Manager in September 1986 and was appointed Vice President of Manufacturing in January 1988. Prior to joining the Company, Mr. Pinto had been Production Control Manager at BLH Electronics, a manufacturer of process control systems, since January, 1979. Mr. Pinto holds a Bachelor of Science degree in Industrial Technology from Northeastern University and a Master of Science degree in Systems Management from Western New England College.

         LARRY  F.  YEAGER  has  served  as  Vice   President  of  Research  and
Development since joining the Company in December 1985. Prior to that, Mr. Yeager was Vice President of Software Development at the Saddlebrook
Corporation, a turnkey systems company. During eight years at Saddlebrook Corporation, Mr. Yeager developed various software products, including Pro-Forma Modeling, System M, Client Controllable software products and numerous financial applications programs. Prior to joining Saddlebrook, Mr. Yeager worked at the State Street Bank and Trust Company of Boston, Massachusetts where he held the positions of Manager of Capital Planning and Manager of Management Sciences. Mr. Yeager holds a Bachelor of Science degree from



Massachusetts Institute of Technology's Sloan School of Management as well as a Masters degree in Business Administration from Northeastern University.


         None of the Company's executive officers or Directors are related to any other executive officer or Director.



ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS'  COMPENSATION

The following table sets forth the compensation paid to Dr. Malcolm M. Bibby, the Company's President and Mr. Norman Mackinnon, the Company's former President, during the fiscal years ended December 29, 1996, December 31, 1995, and December 31,1994 ("Fiscal 1996, 1995 and 1994", respectively) along with the other current executive officers of the Company, who earned total compensation in excess of $100,000 during Fiscal 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                              (E)
                                                                                              ---
                                                       ANNUAL COMPENSATION           LONG TERM COMPENSATION
                                                       -------------------                   AWARDS
           (A)                        (B)                (C)          (D)           -------------------------
           ---                        ---                ---          ---             SECURITIES UNDERLYING
 NAME AND PRINCIPAL POSITION         YEAR              SALARY        BONUS          OPTIONS/SARS (#)(1)(2)(3)
 ---------------------------         ----              ------        -----          -------------------------
Dr. Malcolm M. Bibby (3)(7)          1996            $ 72,051         $0                       118,750
  President, CEO and Chairman        1995                   0         $0                             0
   of the Board                      1994                   0         $0                             0

Norman Mackinnon (1)(2)(4)(5)(6)     1996            $133,715         $0                             0
  Former Chairman of the Board,      1995             160,185         $0                             0
  President and CEO                  1994             128,829         $0                         8,429

Gerald S. Eilberg (1)(2)(3)(4)       1996            $102,106         $0                         5,000
 Vice President of Finance and       1995             102,106         $0                             0
  Administration and CFO             1994              85,612         $0                           557

Larry F. Yeager (1)(2)(3)(4)         1996            $100,522         $0                         5,000
 Vice President of Research          1995             100,522         $0                             0
  and Development                    1994              97,112         $0                         3,022

(1) On March 1, 1994, the Board of Directors approved the issuance of stock options to purchase shares of Common Stock at an exercise price of $4.00 per share to all employees of the Company who had vacation pay accrued as of December 31, 1993 ("Vacation Options"). The Vacation Options, effective as of December 31, 1993, were issued to employees of the Company at the rate of one share per $4.00 of accrued vacation pay. Under this arrangement, Messrs. Mackinnon, Eilberg and Yeager were issued options to purchase 8,429, 557 and 3,022 shares of Common Stock, respectively. In March 1994, 8,429, 557 and 3,022 shares of Common Stock were issued to Messrs. Mackinnon, Eilberg and Yeager, respectively, in exchange for promissory notes tendered in accordance with the Company's 1994 cashless stock option exercise program.

(2) The options that were granted on March 30, 1994, are exercisable at a share price of $4.00 and vest completely 10 years from the date of their grant. Vesting of these options accelerates prior to December



         31, 1999, as follows: (i) 50% vested if net income before taxes exceeds $1,000,000 or 100% if net income before taxes exceeds $2,000,000.

(3) In November 1996, non-qualified stock options to purchase 118,750, 5,000, and 5,000 shares of Common Stock at an exercise price of $5.00 were granted to Messrs. Bibby, Eilberg and Yeager respectively. The options granted to Messers. Eilberg and Yeager vest 40% in 1996 and 60% in 1997. The options granted to Dr. Bibby have the following vesting periods: (i) 6,000 options were fully vested upon grant (ii) 16,250 vested fully in 1996, another 23,750 vest in 1997 (iii) The remaining 72,750 vest fully in ten years, but contain the following acceleration clauses: (a) 2,750 will vest 50% if net income before taxes for the five year period ended December 31, 1999 exceeds $1,000,000 and 100% if net income for the five year period exceeds $2,000,000; (b) 25,000 will vest if net income before taxes exceeds $750,000 and sales exceed $8,500,000 in any 4 consecutive quarters prior to December 31, 1997;
         (c) up to 45,000 options will vest if sales during any four consecutive quarters exceed $8,500,000 and the following amounts net income before taxes are exceeded:

               Net income before taxes                 Options that vest

                    1,000,000                                5,000
                    1,250,000                               10,000
                    1,500,000                               15,000
                    1,750,000                               20,000
                    2,000,000                               27,500
                    2,250,000                               35,000
                    2,500,000                               45,000


(4) During 1996, the Company paid-off the outstanding working capital line of credit. As a result, the bank returned the certificates of deposit to Mr. Mackinnon.

(5) Mr. Mackinnon received an annual car allowance from the Company of approximately $1,675 during Fiscal 1994.

(6) On April 26, 1996, Mr. Mackinnon resigned as President and CEO. On July 25, 1996, Mr. Mackinnon resigned as Chairman of the Board and as a Director.

(7)      Dr. Bibby commenced employment with the Company in April 1996.


                      OPTION/SAR GRANTS IN FISCAL YEAR 1996
                               (INDIVIDUAL GRANTS)


------------------------ ---------------------- ---------------------- ----------------------- ----------------------
                                                     PERCENT OF
                                                        TOTAL
                               NUMBER OF              OPTIONS/
                              SECURITIES                SAR'S
                              UNDERLYING             GRANTED TO
                               OPTIONS/               EMPLOYEES             EXERCISE OR
                                 SAR'S                IN FISCAL              BASE PRICE             EXPIRATION
         NAME                   GRANTED                 YEAR                   ($/SH)                  DATE
          (a)                     (b)                    (c)                    (d)                     (e)
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
   Malcolm M. Bibby              5,250                   2%                    $4.00                 Feb. 2006
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
   Malcolm M. Bibby              6,000                   2%                    $5.00                 Mar 2006
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
   Malcolm M. Bibby             42,000                   14%                   $5.00                April 2006
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
   Malcolm M. Bibby             65,500                   22%                   $5.00                 Nov. 2006
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
   Gerald S. Eilberg             5,000                   2%                    $5.00                 July 2006
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
     Larry Yeager                5,000                   2%                    $5.00                 July 2006
------------------------ ---------------------- ---------------------- ----------------------- ----------------------


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                            AND FY-END OPTION VALUES

--------------------------------------- -------------------- -------------------- -------------------- --------------------

                                                                                       NUMBER OF
                                                                                      UNEXERCISED
                                                                                      SECURITIES
                                                                                      UNDERLYING            VALUE OF
                                                                                       OPTIONS/            UNEXERCISED
                                                                                         SARS             IN-THE-MONEY
                                                                                       AT FY-END             OPTIONS
                                          SHARES ACQUIRED           VALUE            EXERCISABLE/         EXERCISABLE/
                                            ON EXERCISE           REALIZED           UNEXERCISABLE        UNEXERCISABLE
                 NAME                           (#)                  ($)                  (#)                ($)(1)
                 (a)                            (b)                  (c)

--------------------------------------- -------------------- -------------------- -------------------- --------------------
Malcolm M. Bibby                                 0                   $0              22,250/96,500             $0
   President, CEO
--------------------------------------- -------------------- -------------------- -------------------- --------------------
Norman Mackinnon                                 0                   $0                  15/0                  $0
   Former President
--------------------------------------- -------------------- -------------------- -------------------- --------------------
Gerald S. Eilberg                                0                   $0                15/18,059               $0
   Vice President Finance & Admin.
    and CFO
--------------------------------------- -------------------- -------------------- -------------------- --------------------
Larry F. Yeager                                  0                   $0                15/16,848               $0
    Vice President of Research &
     Development
--------------------------------------- -------------------- -------------------- -------------------- --------------------


(1) In-the-Money options, are those options for which the fair market value of the underlying shares of Common Stock is greater than the exercise price of the option. As of December 29, 1996, Messrs. Bibby, Mackinnon, Eilberg and Yeager had exercisable options to purchase 22,250, 15, 15, and 15 shares of Common Stock, respectively, at share exercise prices of $4.00 to $5.00. See "Security Ownership of Certain Beneficial Owners and Management". The fair market value of the Company's Common Stock underlying the options as of December 29, 1996 was $4.00 (National Quotation Bureau closing bid price on December 29, 1996).

COMPENSATION OF DIRECTORS

         During Fiscal 1996, the Company's Directors received an aggregate cash compensation of $13,500 for their services as Directors. Messrs. Ward and Smart received $5,500 respectively. Dr.. Bibby received $2,500 as a Director before becoming President on April 26, 1996. As President, Dr. Bibby receives no compensation for being a Director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 29, 1996, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's voting securities, (ii) each of the Company's Directors, and (iii) all Directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. For purposes of this table, the Common Stock and the Series B Convertible Preferred Stock (the "Preferred Stock") are treated as one class. As of December 29, 1996, the Company had 1,251,925 shares of Common Stock outstanding and 2,456 stockholders of record. In addition, the Company had 4,200 shares of Preferred Stock outstanding. Each share of Preferred Stock, which has a face value of $1,000, is convertible into Common Stock at a variable rate based upon the stock price of the Company's Common Stock, not to exceed $6.00 per share nor be lower than $4.00 per share. Based upon the closing bid price of the Company's Common Stock on December 29, 1996, each share of Preferred Stock would be convertible into 250 shares of Common Stock. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such Preferred Stock is convertible. The Company has no other voting securities.

                                                        Number of Shares            Percentage of Class(2)
Name and Address of Beneficial Owner(1)                 Beneficially Owned          ----------------------
---------------------------------------                 ------------------
Dr. Malcolm M. Bibby(3)..........................              49,800                        2.1%
William R. Smart.................................               2,500                           *
John P. Ward(4)..................................              28,868                        1.3%
Gerald S. Eilberg(5).............................               8,031                           *
Larry F. Yeager(6)..............................               13.429                           *
RBB Bank AG(7)..................................            1,053,558                        45.8%
   Burgring 16
   8010 Graz, Austria
Firstmark Corp.................................               118,692                         5.2%
   One Financial Place
   222 Kennedy Memorial Drive
   Waterville, Maine 04901
All Directors and Officers as a Group
  (8 persons) (3)(4)(5)(6)(8)..................               113,575                         4.9%


* Less than 1%.

(1) The address for all of the named entities other than Firstmark Corp., and RBB Bank is c/o National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Series B Convertible Preferred Stock voting as a single class.

(3) Includes an aggregate of 22,250 shares of Common Stock underlying vested options to purchase Common Stock.

(4) Includes 10,137 shares held by Mr. Ward's wife for which Mr. Ward disclaims beneficial ownership.

(5) Includes 15 shares of Common Stock underlying vested options to purchase Common Stock.

(6) Includes 15 shares of Common Stock underlying vested options to purchase Common Stock.

(7) Includes an aggregate of 1,050,000 shares of Common Stock issuable upon conversion of 4,200 shares of Series B Convertible Preferred Stock.

(8) Includes an aggregate of 22,280 shares of Common Stock underlying vested options to purchase Common Stock held by three of the Corporation's officers.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In 1996, the Company retired the outstanding working capital line of credit with Fleet bank. As a result, Fleet bank returned to Mr. Norman Mackinnon, the Company former President, CEO and Chairman, certain certificates of deposit that were held as collateral for the line of credit.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (A)(1)   FINANCIAL STATEMENTS.

     The financial statements required to be filed by Item 7 herewith are as follows:

                                                                     PAGE
                                                                     ----
Report of Independent Accountants                                     F-1
Balance Sheets as of December 29, 1996 and
   December 30, 1995                                                  F-2
Statements of Operations for the years ended
   December 29, 1996, December 30, 1995,
   and  December 31,1994                                              F-3
Statements of Stockholders'  Equity (Deficit) for the years
   ended December 29, 1996, December 30, 1995
   and December 31, 1994                                              F-4
Statements of Cash Flows for the years ended
   December 29, 1996, December 30, 1995
   and December 31, 1994                                              F-5
Notes to Financial Statements                                         F-6


         (A)(2)   EXHIBITS.

                  (1)      The following exhibits are filed herewith:

Exhibit
  No.                                       Title
  ---                                       -----

3a Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to increase the total number of authorized shares of Common Stock of the Company from to 10,000,000 to 20,000,000 shares.

3b Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to effect a 1:4 reverse stock split in the issued and outstanding shares of Common Stock of the Company.

11                Statement Re: Computation of Per Share Earnings.

27                Financial Data Schedule.

                  (2) The following exhibits to the Company's Current Report on Form 8-K/A were filed with the Securities and Exchange Commission on September 18, 1996 and are incorporated by reference herein:

Exhibit
  No.                                       Title
  ---                                       -----

4c                Form of Regulation S Offshore Subscription Agreement.

                  (3) The following exhibits to the Company's Current Report on Form 8-K were filed with the Securities and Exchange Commission on September 16, 1996 and are incorporated by reference herein:

Exhibit
  No.                                       Title
  ---                                       -----

4a Statement of Designation of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of Delaware on April 25, 1996.






4b Statement of Designation of Increase of Shares Designated as Series B Convertible Preferred Stock filed by the Company with Secretary of State of Delaware on June 27, 1996.

                  (4) The following exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 were filed with the Securities and Exchange Commission on April 12, 1996 and are incorporated by reference herein:

Exhibit
  No.                                       Title
  ---                                       -----

10                1995 Stock Option Plan.

                  (5) The following exhibits were filed with the Securities and Exchange Commission on August 30, 1994 in connection with the Company's Special Meeting of Stockholders and are incorporated by reference herein:

Exhibit
  No.                                       Title
  ---                                       -----

10                1994 Stock Option Plan.

                  (6)  The  following  exhibits  to the  Company's  Registration
Statement on Form S-1 (No. 33-13557) as filed with the Securities and Exchange Commission on April 17, 1987 and declared effective on June 3, 1987 and are incorporated by reference herein:

3.02              By-laws of the Company.


         (B)      REPORTS ON FORM 8-K.

         During the last quarter of the period covered by this report, the Company filed two reports on Form 8-K.

                  (1) The Company filed an Item 5 report of Other Events on Form 8-K on September 16, 1996 in connection with two completed private placements of the Company. No financial statements were filed therewith.

                  (2) The Company amended its September 16, 1996 report on Form 8-K by filing a Form 8-K/A on September 18, 1996 to include an additional exhibit. No financial statements were filed therewith.

         (a)(2)   EXHIBITS.

         (i)      The following exhibits are filed herewith:

Exhibit
 No.                       Title
-------                    -----

3a Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to increase the total number of authorized shares of Common Stock of the Company from 10,000,000 to 20,000,000 shares.

3b Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to effect a 1:4 reverse stock split in the issued and outstanding shares of Common Stock of the Company.

3c                Certificate of Incorporation of the Company, as amended.

4 Specimen Certificate of Common Stock, $.08 par value per share, of the Company.

11                Statement Re: Computation of Per Share Earnings.

27                Financial Data Schedule


                                       17
         .
SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NATIONAL DATACOMPUTER, INC.


Date:  March 28, 1997               By:/s/Malcolm M. Bibby
                                       -------------------
                                       Malcolm M. Bibby
                                       President

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Capacity                                                           Date
----                                  --------                                                           ----
/s/Malcolm M. Bibby                  Chairman of the Board, President and                        March 28, 1997
-------------------                  Principal Executive Officer
Malcolm M. Bibby

/s/ William R. Smart                 Director                                                    March 28, 1997
--------------------
William R. Smart

/s/ John P. Ward                     Director                                                    March 28, 1997
----------------
John P. Ward

/s/Gerald S. Eilberg                 Chief Financial Officer                                     March 28, 1997
--------------------                 (Principal financial and
Gerald S. Eilberg                    accounting officer)





                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Datacomputer, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 29, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
March 14, 1997


                                      F-1


NATIONAL DATACOMPUTER, INC.
BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Unaudited
                                                                                                                     Pro Forma
                                                                              December 29,        December 30,      December 29,
                                                                               1996                1995                1996
                                                                                                                     (Note 11)
Assets
Current Assets:
    Cash and cash equivalents                                            $      722,285       $         470       $   2,196,868
    Accounts receivable, net of allowance for doubtful accounts of $98,174 and $89,445 at December 29, 1996 and December
       30, 1995, respectively                                                   621,037           1,198,894             621,037
    Inventories                                                               1,479,153           1,292,336           1,479,153
    Other current assets                                                        153,741              17,132             153,741
                                                                         ---------------      --------------      --------------

       Total current assets                                                   2,976,216           2,508,832           4,450,799

Property and equipment, net                                                     234,530             145,853             234,530
                                                                         ---------------      --------------      --------------

                                                                         $    3,210,746       $   2,654,685       $   4,685,329
                                                                         ===============      ==============      ==============

Liabilities and stockholders' equity (deficit)
Current Liabilities:
    Current obligations under capital lease                              $       21,424       $       6,572       $      21,424
    Accounts payable                                                            125,454             333,991             125,454
    Accrued payroll and related taxes                                           171,104             287,736             171,104
    Accrued professional fees                                                    48,732             275,013              48,732
    Accrued rent and utilities                                                   54,429             125,984              54,429
    Accrued expenses - other                                                    274,423             418,100             274,423
    Accrued interest on preferred stock (Note 7)                                 84,000              -                   84,000
    Deferred revenues, current portion                                          678,625             608,571             678,625
    Deferred compensation                                                        45,742              55,059              45,742
                                                                         ---------------      --------------      --------------

       Total current liabilities                                              1,503,933           2,111,026           1,503,933

Long-term debt                                                                  -                   440,000              -
Convertible debt                                                                -                    -                  250,000
Obligation under capital lease                                                  114,828               2,970             114,828
Deferred revenues                                                                75,143             267,540              75,143
                                                                         ---------------      --------------      --------------

                                                                              1,693,904           2,821,536           1,943,904
                                                                         ---------------      --------------      --------------

Commitments (Note 8)

Stockholders' equity (deficit)

    Preferred stock, Series A convertible,  $0.001 par value; 20 shares  authorized;  0 shares issued and  outstanding  at
       December 29, 1996 and December 30, 1995                                  -                    -                   -
    Preferred  stock,  Series B  convertible  $0.001  par value;
       4,200 shares  authorized;  4,200 and 0 shares  issued and
       outstanding  at December  29, 1996 and December 30, 1995,
       respectively (liquidating preference of $4,200,000)                    3,685,206              -                3,685,206
    Preferred stock,  Series C convertible $0.001 par value; 900 shares  authorized;  0 shares issued and  outstanding  at
       December 29, 1996 and  December 30, 1995,  and 900 issued
       and outstanding  (pro forma)  (liquidating  preference of
       $900,000)                                                                -                    -                  881,583
    Preferred stock,  Series D convertible $0.001 par value; 350 shares  authorized;  0 shares issued and  outstanding  at
       December 29, 1996 and  December 30, 1995,  and 350 issued
       and outstanding  (pro forma)  (liquidating  preference of
       $350,000)                                                                -                    -                  343,000
    Common stock, $0.08 par value;  5,000,000 shares authorized;
       1,251,925 and 1,169,436  shares issued and outstanding at
       December 29, 1996 and December 30, 1995, respectively                    100,154              93,555             100,154
    Capital in excess of par value                                            9,755,957           9,438,978           9,755,957
    Accumulated deficit                                                     (11,548,437)         (9,297,847)        (11,548,437)
    Unamortized stock compensation                                             (124,769)             -                 (124,769)
    Notes receivable - employees                                               (351,269)           (351,269)           (351,269)
    Preferred stock subscription receivable                                     -                   (50,268)             -
                                                                         ---------------      --------------      --------------

       Total stockholders' equity (deficit)                                   1,516,842            (166,851)          2,741,425
                                                                         ---------------      --------------      --------------

                                                                         $    3,210,746       $   2,654,685       $   4,685,329
                                                                         ===============      ==============      ==============


                   The accompanying notes are an integral part
                          of these financial statements

                                       F2




NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended


                                                               December 29,             December 30,             December 31,
                                                                   1996                     1995                     1994

Revenues
       Net product revenue                                $         4,003,376       $        5,189,426       $        5,805,600
       Service and other revenue                                    1,028,638                  875,631                  723,376
                                                          --------------------      -------------------      -------------------

                                                                    5,032,014                6,065,057                6,528,976

Cost of sales and services                                          2,445,911                2,736,010                2,724,769
                                                          --------------------      -------------------      -------------------

                                                                    2,586,103                3,329,047                3,804,207
                                                          --------------------      -------------------      -------------------

Operating expenses:
       Research and development                                     1,302,678                1,245,310                  957,878
       Selling, general and administrative                          3,333,966                3,251,970                2,362,253
                                                          --------------------      -------------------      -------------------

                                                                    4,636,644                4,497,280                3,320,131
                                                          --------------------      -------------------      -------------------

Income (loss) from operations                                      (2,050,541)              (1,168,233)                 484,076

Other income (expense):
       Interest and other income                                       33,865                      827                      704
       Interest expense                                               (25,914)                 (72,343)                 (60,105)
                                                          --------------------      -------------------      -------------------

Net  income (loss)                                        $        (2,042,590)      $       (1,239,749)      $          424,675
                                                          ====================      ===================      ===================

Calculation of net income (loss) per common share and dilutive share equivalent:

Net income (loss)                                         $        (2,042,590)      $       (1,239,749)      $          424,675

Preferred stock preferences (Notes 2 and 7)                        (5,408,000)                     -                        -
                                                          --------------------      -------------------      -------------------

Net income (loss) attributable to
       common stockholders                                $        (7,450,590)      $       (1,239,749)      $          424,675


Net income (loss) common per share
and dilutive share equivalent                             $             (6.17)      $            (1.43)      $             0.59
                                                          ====================      ===================      ===================

Weighted average shares and dilutive
       share equivalents outstanding                                1,207,442                  869,835                  725,870
                                                          ====================      ===================      ===================




                   The accompanying notes are an integral part
                          of these financial statements

                                       F3





NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

----------------------------------------------------------------------------------------------------------------------


                              Preferred Stock Series A  Preferred Stock Series B              Common Stock
                              ----------------------------------------------------------------------------------------
                                                                                                           Capital in
                                          Net Issuance              Net Issuance                  Par        Excess
                               Shares       Price        Shares       Price         Shares       Value    of par value)

Balance at December 31, 1993        -  $           -         -   $           -       410,509 $    32,841 $  6,850,412

Net income

Exercise of common stock options                                                      87,817       7,025      344,244

Issuance of preferred stock         15        759,591
                              ---------  -------------  ---------  -------------  -----------  ----------  -----------

Balance at December 31, 1994        15        759,591        -               -       498,326      39,866    7,194,656

Net loss

Conversion of preferred stock      (15)      (759,591)                               206,250      16,500      743,091

Issuance of common stock                                                             464,860      37,189    1,501,231
                              ---------  -------------  ---------  -------------  -----------  ----------  -----------

Balance at December 30, 1995        -              -         -               -     1,169,436      93,555    9,438,978

Net loss

Issuance of preferred stock                                4,200      3,685,206

Interest on preferred stock (Note 7)

Issuance of common stock                                                              33,969       2,717       40,900

Issuance of common stock under
     consulting agreement                                                             31,192       2,495      153,466

Amortization of stock compensation

Issuance of common stock
     in satisfaction of accrued interest                                              17,328       1,387      122,613

Stock subscription receivable paid
                              ---------  -------------  ---------  -------------  -----------  ----------  -----------

Balance at December 29, 1996     -       $    -            4,200   $  3,685,206    1,251,925   $ 100,154   $9,755,957
                              =========  =============  =========  =============  ===========  ==========  ===========


NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)

---------------------------------------------------------------------------------------------------------------


                                                           Preferred
                                  Notes       Unamortized    Stock                        Total
                                receivable      Stock     subscription Accumulated     stockholders'
                                employees    Compensation  receivable    deficit     equity (deficit)

Balance at December 31, 1993      $     -      $      -      $    -     $(8,482,773)  $(1,599,520)

Net income                                                                  424,675      424,675

Exercise of common stock
options                           (351,269)                                               -

Issuance of preferred stock                                  (50,268)                    709,323
                                -----------  ------------  ----------  -------------  -----------

Balance at December 31, 1994      (351,269)           -      (50,268)    (8,058,098)    (465,522)

Net loss                                                                 (1,239,749)  (1,239,749)

Conversion of preferred stock                                                                 -

Issuance of common stock                                                               1,538,420
                                -----------  ------------  ----------  -------------  -----------

Balance at December 30, 1995      (351,269)           -      (50,268)    (9,297,847)    (166,851)

Net loss                                                                 (2,042,590)  (2,042,590)

Issuance of preferred stock                                                            3,685,206

Interest on preferred stock (Note 7)                                       (208,000)    (208,000)

Issuance of common stock                                                                  43,617

Issuance of common stock under
     consulting agreement                       (155,961)                                     -

Amortization of stock compensation                31,192                                  31,192

Issuance of common stock
     in satisfaction of accrued interest                                                 124,000

Stock subscription receivable paid                            50,268                      50,268
------------------------------  -----------  ------------  ----------  -------------  -----------

Balance at December 29, 1996    $ (351,269)  $  (124,769)  $   -       $(11,548,437)  $1,516,842
                                ===========  ============  ==========  =============  ===========


                   The accompanying notes are an integral part
                          of these financial statements

                                       F4




NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

---------------------------------------------------------------------------------------------------------------------------

                                                                                     Year Ended


                                                                        December 29,        December 30,       December 31,
                                                                           1996                1995               1994

Cash flows from operating activities:
    Net income (loss)                                                  $  (2,042,590)    $   (1,239,749)    $      424,675
    Adjustments to reconcile net income (loss) to net
       cash used for operating activities:
       Depreciation and amortization                                          83,973             83,324             73,162
       Amortization of stock compensation                                     31,192            -                  -
       Gain on sale of property and equipment                                 (1,780)           -                  -
       Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                         577,857            (40,834)          (949,412)
          Increase in inventories                                           (206,229)          (197,168)          (424,248)
          (Increase) decrease in other current assets                       (136,609)           (15,117)               545
          Decrease in accounts payable                                      (208,537)          (321,268)           (20,351)
          (Decrease) increase in accrued expenses
             and deferred compensation                                      (567,462)          (129,774)           263,548
          (Decrease) increase in deferred revenues                          (122,343)           219,800             94,159
                                                                       --------------      -------------      -------------

    Net cash used for operating activities                                (2,592,528)        (1,640,786)          (537,922)
                                                                       --------------      -------------      -------------

Cash flows from investing activities:
    Purchases of property and equipment                                      (14,295)           (35,476)           (80,842)
    Proceeds from sale of property and equipment                               5,650            -                  -
                                                                       --------------      -------------      -------------

    Net cash used for investing activities                                    (8,645)           (35,476)           (80,842)
                                                                       --------------      -------------      -------------

Cash flows from financing activities:
    Proceeds from issuance of  preferred stock, net of issuance costs      3,685,206            -                  709,323
    Proceeds from preferred stock subscription receivable                     50,268            -
    Repayment of borrowings                                                 (440,000)           -                  -
    Payments of obligations under capital lease                              (16,103)            (9,984)           (24,712)
    Proceeds from issuance of common stock,
       net of issuance costs                                                  43,617          1,538,420            -
                                                                       --------------      -------------      -------------

    Net cash provided by financing activities                              3,322,988          1,528,436            684,611
                                                                       --------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                         721,815           (147,826)            65,847
Cash and cash equivalents at beginning of year                                   470            148,296             82,449
                                                                       --------------      -------------      -------------

Cash and cash equivalents  at end of year                            $       722,285     $          470     $      148,296
                                                                       ==============      =============      =============


Supplemental Cash Flow Information:
    Cash paid for interest                                           $        33,613     $       68,041     $       54,054
    Non-cash investing and financing activities:
       Stock subscription receivable in connection with
          Series A preferred offering                                        -                  -                   50,268
       Notes receivable on exercise of common stock options                  -                  -                  351,269
       Accrued Interest on Series B preferred stock charged to
          Accumulated deficit                                                 84,000            -                  -
       Purchase of property and equipment  under capital lease               142,813            -                   14,850
       Demo equipment previously included in inventory
          reclassified to fixed assets                                        19,412             17,779             52,586
       Conversion of preferred stock into the Company's
          common stock                                                       -                  759,591            -
       Common stock issued in satisfaction of interest on Series B
          preferred stock                                                    124,000            -                  -


                   The accompanying notes are an integral part
                          of these financial statements


                                       F5


--------------------------------------------------------------------------------
NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

 1.   ORGANIZATION

      National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets and services a line of hand-held battery powered microprocessor-based data collection products and computers and associated peripherals for use in mobile operations.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company invests its excess cash in US Treasury securities, and accordingly, these instruments are subject to minimal credit and market risk. The investments are classified as held to maturity, and all mature within ninety days of December 29, 1996. These investments have been recorded at amortized cost, which approximates their fair market value. No realized or unrealized gains or losses have been recognized.

      REVENUE RECOGNITION
      The Company recognizes revenue for products upon shipment. Estimated installation, training and warranty costs are accrued at the time of shipment. Service revenue is recognized ratably over the contractual periods.

      CONCENTRATION OF CREDIT RISK
      The Company sells its products to customers in diverse industries nationwide, particularly delivery based services such as bakeries and beer distributors. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

      INVENTORIES
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT
      Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets principally using accelerated methods. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are expensed as incurred. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      INCOME TAXES
      The  Company  utilizes  the asset and  liability  method  as  required  by
      Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". This standard requires the recognition of deferred taxes for the difference between the financial statement and tax bases of assets and liabilities, utilizing current tax rates. Deferred tax assets, net of valuation allowances, are recognized for deductible temporary differences and operating loss and credit carryforwards. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance.

      EARNINGS PER SHARE
      Earnings (loss) per share is determined by dividing net income (loss), after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares and dilutive common share equivalents outstanding during the year.

      Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 7) are deducted from (added to) net income (loss) to determine the amount of net income (loss) available for common stockholders.

      Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock (Notes 7 and 9). In 1996 and 1995, the assumed exercise of stock options and warrants and the assumed conversion of preferred stock is anti-dilutive, and accordingly, has not been reflected.

      STOCK COMPENSATION
      The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). In January 1996, the Company adopted
      Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock Based Compensation" for disclosure purpose only (Note 7).

      RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS
      Research and development costs, other than software development costs, have been charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at December 29, 1996 or December 31, 1995, based upon management's estimates of realizability.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at December 29, 1996 and December 30, 1995, and the reported results of operations during the three years in the period ended December 29, 1996. Actual results could differ from those estimates.

      NEW ACCOUNTING PRONOUNCEMENT
      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share", effective for fiscal years ending after December 15, 1997. Management has not yet determined the impact of adoption of SFAS 128 on the Company's reported results of operations. The future adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

      RECLASSIFICATIONS
      Certain prior year amounts have been reclassified to conform with the current year presentation.

 3.   INVENTORIES

      Inventories consist of the following:

                                                               DECEMBER 29,            DECEMBER 30,
                                                                   1996                    1995
                                                           ---------------------    --------------------

      Raw materials                                            $  351,860              $   279,885
      Work-in-process                                             592,741                  535,316
      Finished goods                                              534,552                  477,135
                                                           ---------------------    --------------------
                                 Total                         $1,479,153              $1,292,336
                                                           =====================    ====================

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS


4.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                ESTIMATED
                                                               USEFUL LIVES     DECEMBER 29,              DECEMBER 31,
                                                                (IN YEARS)         1996                      1995
                                                                             ------------------        ------------------
      Production and engineering equipment                         3-5           $ 746,921                 $ 680,437
      Furniture, fixtures and office equipment                      5              622,112                   514,196
      Vehicles                                                      5                -                        11,994
      Leasehold improvements                                     Life of            23,021                    23,021
                                                                  lease
                                                                             ------------------        ------------------
                                                                                 1,392,054                 1,229,648
      Less - accumulated depreciation and amortization                           1,157,524                 1,083,795
                                                                             ------------------        ------------------
                               Total                                             $ 234,530                 $ 145,853
                                                                             ==================        ==================

      Depreciation and amortization expense relating to property and equipment was $83,973, $83,324 and $73,162 for the years ended December 29, 1996, December 30, 1995 and December 31, 1994, respectively.

      At December 29, 1996, office and engineering equipment under capital lease totaled $142,813. Related accumulated amortization of equipment under capital lease totaled $28,563 at December 29, 1996. There was no equipment under capital lease at December 30, 1995.

 5.   LONG-TERM DEBT

      On May 2, 1990, the Company entered into an agreement with a bank for a 150-day secured time note authorizing advances of up to $250,000 and bearing interest at the prime rate plus 1% (9.5% at December 31, 1995). The note was 100% collateralized by certificates of deposit provided by an officer/stockholder (Note 9) and all the assets of the Company.

      Prior to 1992 and during 1994, the note was amended to extend the maturity date to June 1, 1994 and to June 30, 1995, respectively. During 1995, the Company entered into an agreement which extended the maturity date of this facility until June 30, 1997. On February 6, 1992 and March 4, 1994, the authorized borrowing amount was increased to $450,000 and $500,000, respectively. All increases in the borrowed amounts were fully collateralized by certificates of deposit provided by the officer/stockholder. At December 30, 1995, $440,000 was outstanding under this line of credit. In April 1996, the Company repaid the line of

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      credit. As a result of this payment, the bank returned the certificates of deposit, and terminated the officer/stockholder's obligation to personally guarantee the line of credit.

 6.   INCOME TAXES

      Deferred tax assets are comprised of the following at December 29, 1996 and December 30, 1995:

                                                                            DECEMBER 29,            DECEMBER 30,
                                                                                1996                    1995
      Net operating loss carryforwards                                       $3,746,000              $2,823,000
      Business tax credit carryforwards                                         286,000                 286,000
      Bad debt reserve                                                           39,000                  36,000
      Inventory obsolescence and uniform capitalization                          27,000                   9,000
      Depreciation                                                                5,000                    -
      Accrued expenses                                                           30,000                 118,000
                                                                            -----------             -----------
      Gross deferred tax asset                                                4,133,000               3,272,000
      Deferred tax asset valuation allowance                                 (4,133,000)             (3,272,000)
                                                                            -----------             -----------
                                                                            $         -             $         -
                                                                            ===========             ===========

      The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                                                     YEAR ENDED

                                                                DECEMBER 29,     DECEMBER 30,      DECEMBER 31,
                                                                    1996             1995              1994
       Statutory federal rate                                     (34.0%)           (34.0%)           34.0%
       State taxes                                                ( 6.0%)           ( 6.0%)            6.0%
       Non-deductible expenses                                      0.1%              3.2%             7.7%
       Other                                                       (2.3%)              -                -
       Valuation allowance on deferred tax assets                  42.2%             36.8%           (47.7%)
                                                              ----------------- ---------------- -----------------

                                                                    0.0%              0.0%             0.0%
                                                              ================= ================ =================

      The Company has generated taxable losses from operations in each of the past two years and has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company's customer base. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50%) as of December

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      29, 1996. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense. For the year ended December 31, 1994, $408,000 of net operating loss carryforwards were utilized to offset taxes otherwise payable.

      At December 29, 1996, the Company has net operating loss and tax credit carryforwards for federal tax purposes of $10,417,000 and $286,000, respectively, which expire in various years through 2011 and 2004, respectively. The Company has state net operating loss carryforwards for tax purposes of $3,410,000, which expire in various years through 2001.

      Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

7.    STOCKHOLDERS' EQUITY

      STOCK OPTIONS
      On December 31, 1986 and January 18, 1989, the Board of Directors approved the 1986 Stock Option Plan ("the 1986 Plan") and the 1989 Stock Option Plan ("the 1989 Plan"), respectively. The plans provide for the granting of incentive stock options and non-qualified stock options to employees, officers, directors and consultants. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than the lesser of 50% of the fair market value per share of the common stock on the date of grant or the book value per share of common stock as of the end of the fiscal year immediately preceding the date of grant. The term of options granted under the Plans cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). On January 3, 1991, the Board of Directors approved an increase in the aggregate number of shares which may be issued pursuant to the 1989 Plan from 25,000 to 62,000.

      On October 14, 1994, the shareholders of the Company approved the 1994 Stock Option Plan which provides for the issuance of incentive stock options to employees. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). A maximum of 87,500 shares of common stock of the Company is reserved for issuance in accordance with the term of the 1994 Plan.

      On October 10, 1995, the Board of Directors authorized the 1995 Stock Option Plan which provides for the issuance of incentive stock options to employees. The term of the Plan are substantially similar to those of the 1994 Stock Option Plan. A maximum of 125,000 shares of common stock of the Company is reserved for issuance in accordance with the term of the 1995 Plan.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      As of December 29, 1996, an aggregate of 71,324 shares of common stock of the Company are reserved for issuance in accordance with the term of the Plans. Outstanding options are written generally with five to ten year vesting periods, some with acceleration if certain profitability levels are reached, and are fully exercisable by 2006.

      Activity under the 1986, 1989, 1994 and 1995 Stock Option Plans during the years ended December 29, 1996, December 30, 1995 and December 31, 1994 are summarized as follows:


                                          December 29, 1996            December 30, 1995          December 31, 1994
                                                      Weighted                    Weighted                    Weighted
                                                                                   Average                    Average
                                       Number of      Average                     Exercise     Number of      Exercise
                                        Options       Exercise      Number of       Price       Options        Price
                                                       Price         Options
                                       ---------      --------     ------------- ------------ ------------- -------------
Outstanding at beginning of year        123,521       $  4.19         107,375      $  4.42       112,100       $ 5.51
Granted                                 292,650          4.94          33,110         4.00        91,400         4.02
Exercised                                  -               -            -               -        (87,825)        5.02
Canceled                               (127,199)         4.49         (16,964)        5.26        (8,300)        8.52
                                     --------------   -------      -------------   -------    -------------   -------

Outstanding at end of year              288,972       $  4.82         123,521      $  4.19       107,375       $ 4.42
                                     ==============   =======      =============   =======    =============   =======

Exercisable at end of year               54,248       $  4.64          24,370      $  4.75        10,192       $ 7.29
                                     ==============   =======      =============   =======    =============   =======

Weighted average fair value of
options granted during the period                     $  4.94                      $  4.00
                                                      =======                      =======

      The following table summarizes information about stock options outstanding at December 29, 1996:

                                                                                                                Weighted
                                                  Weighted average         Weighted                         average exercise
                                                      remaining             average          Number of          price of
                                    Number        contractual life,        exercise           options           options
      Range of exercise price    Outstanding          in years              price           exercisable       exercisable
------------------------------- --------------- ---------------------- ----------------- ------------------ -----------------
      $ 4.00                         62,422              7.44                 $  4.00          27,642             $  4.00
      $ 5.00 - $5.24                222,260              9.85                    5.00          23,500                5.00
      $ 6.00 - $6.40                  3,652              5.60                    6.38           2,531                6.39
      $ 8.00                            380              4.62                    8.00             317                8.00
      $20.00                            258              3.32                   20.00             258               20.00
                                  ---------              ----                 -------          ------             -------
               Total               288,972               9.26                 $  4.82          54,248             $  4.64
                                  =========              ====                 =======          ======             =======

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      The Company did not recognize any compensation expense under APB No. 25 during the years ending December 29, 1996, December 30, 1995 and December 31, 1994.

      Fair Value Disclosures

      As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1996 and 1995, the Company's net loss and net loss per share would have been as follows:


                                            Year ended           Year ended
                                           December 29,         December 30,
                                               1996                 1995

      Net Loss:
           As reported                      $2,042,590           $1,239,749
           Pro forma                        $2,262,187           $1,260,038

      Net Loss per share:
           As reported                        $6.17                $1.43
           Pro forma                          $6.35                $1.45


      The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively:

            I.   Dividend yield of 0% for both periods.

            II.  Expected volatility of 250% and 395%.

            III. Risk free interest  rates of 6.93% for options  granted  during the year ended December 29, 1996 and 5.81% - 6.87% for the year ended December 30, 1995; and

            IV. Weighted average expected option term of 10 years for both periods.

      The above pro forma disclosures reflect options granted during 1995 and 1996 only. Because additional options grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of the pro forma effects on reported net income (loss) for future years.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      COMMON STOCK
      During  1996 and 1995,  the  Company  issued a total of 8,333 and  464,860
      shares  of  common  stock,  $.08  par  value,  respectively,   in  private
      offerings. The proceeds from the offerings were $43,617 and $1,538,420, respectively, net of expenses associated with the offerings.

      In January 1996, the Company entered into an agreement with a consulting firm, whereby the Company would compensate the firm for their services through the issuance of 31,192 shares of the Company's common stock, $.08 par value. The value of these shares at the time of issuance was estimated by management to be approximately $156,000, which is being amortized to expense over the five year term of the agreement. Unamortized amounts are presented as a reduction of stockholders' equity in the accompanying balance sheet.

      On October 4, 1996, the Board of Directors approved an increase in the number of authorized shares of Common Stock to 5,000,000 shares.

      SERIES A CONVERTIBLE PREFERRED STOCK
      On March 1, 1994, the Board of Directors approved the designation of 20 shares of its unissued preferred stock, $.001 par value to be known as Series A Convertible Preferred Stock. During 1994, 15 shares were sold for net proceeds of $759,591. Each share of Series A Convertible Preferred Stock was convertible at any time by the holder into 13,750 shares of common stock. Each share of Series A Convertible Preferred Stock had the same number of common stock votes as its conversion rights provided. The Series A Convertible Preferred Stock had preference over the Common Stock with respect to the payment of dividends and in the distribution of assets in the event of liquidation. The amount of the dividends for each share of Series A Convertible Preferred Stock was equal to the amount of the per share dividend of common stock declared multiplied by the number of common stock shares into which the Series A Convertible Preferred Stock was convertible.

      Upon liquidation of the Company, the holders of Series A Preferred Stock had preference over common stockholders in liquidating distributions which equaled the stated value of such shares of Series A Convertible Preferred Stock, plus all dividends which had been accrued and were unpaid.

      In addition to the dividend preference, the holders of Series A Convertible Preferred Stock were entitled to receive dividends equal to 7.5% per annum of the original price paid by the stockholders from the date of the original purchase through January 31, 1995. All such dividends were waived by the preferred shareholders in consideration of having the Company register their shares of common stock upon conversion of their preferred shares. Subsequently, when the shares were not registered, the Company also issued warrants to purchase Common Stock to these shareholders (see "Issuance of Warrants" section of this Note).

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      During 1995, all 15 outstanding shares of the Company's Series A Convertible Preferred Stock were converted into 206,250 shares of the Company's common stock.

      SERIES B CONVERTIBLE PREFERRED STOCK
      On April 19, 1996, the Board of Directors approved the designation of 3,000 shares of the Company's unissued preferred stock, $.001 par value, as Series B Convertible Preferred Stock. On June 23, 1996, the Board of Directors approved the designation of an additional 1,200 shares of preferred Stock as Series B Convertible Preferred Stock. During 1996, 4,200 shares were sold for net proceeds of approximately $3,685,200. Each share of the Series B Convertible Preferred Stock has the same number of common stock votes as its conversion rights provide.

      Each share of the Series B Convertible Preferred Stock is convertible at any time (subject to certain lock-up restrictions that expire over various periods through November 1997) at the option of the holders into shares of common stock pursuant to a ratio based upon the quoted market price of the Company's common stock. The Series B Convertible Preferred Stock will convert into a number of shares of common stock computed by dividing the stated value of preferred stock to be converted by the average bid price for the Company's common stock for the five days prior to the conversion, discounting the average bid price by forty percent. However, in no event will the conversion price exceed $6.00 or be lower than $4.00 per share. If shares of Series B Convertible Preferred Stock are converted prior to March 31, 1997, and the conversion price would have been below $4.00, the Company will issue warrants to the Series B shareholders. The number of additional warrants will be based upon the Company's operating results for the one year period ended March 31, 1997, up to a maximum of 500,000 warrants. The warrants will have an exercise price of $4.00 per share, will be immediately exercisable and will expire in March 2000.

      The minimum conversion price of $4.00 will be eliminated if, at any time prior to March 31, 1999, the Company's stockholders' equity, as reported in any annual report filed on Form 10-KSB, or quarterly report on Form 10-QSB, is below $1,000,000. The Company can require conversion on the above terms at any time after March 31, 1999. The Company has reserved 1,050,000 shares of common stock for issuance upon conversion of the Series B Convertible Preferred Stock.

      The estimated discount of $5,200,000 implicit in the conversion terms at the dates of issuance of the Series B Convertible Preferred Stock, based upon the quoted bid price for the Company's common stock on those dates, has been included in the computation of net income (loss) per share (Note
      2).

      In addition, the Series B Convertible Preferred Stock has preference over the common stock with respect to the payment of dividends and in the distribution of assets in the event of liquidation. The amount of the dividend for each share of Series B Convertible Preferred Stock, when and if declared by the Company's Board of Directors, is equal to the amount of

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      the per share dividend of common stock declared multiplied by the number of shares of common stock into which the Series B Convertible Preferred Stock is then convertible.

      In addition to the dividend preference, the holders of Series B Convertible Preferred Stock shall receive interest equal to 8% per annum of the stated value of such Series B Convertible Preferred Stock. Such interest will accrue from the Original Issuance Date, and shall be payable in cash or common stock, at the Company's option, on a quarterly basis, commencing with the fiscal quarter ended June 30, 1996. Payment of interest due with respect to those shares of Series B Convertible Preferred Stock that remain issued and outstanding at the end of each of the Company's fiscal quarter shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report. During the year ended December 29, 1996, the Company incurred interest in the amount of $208,000, which has been recorded as a charge to accumulated deficit. Of this amount, $84,000 remains unpaid, and is included in accrued interest at December 29, 1996.

      Upon liquidation of the Company, the holders of Series B Preferred Stock have preference over common stockholders to receive liquidating distributions which equal the stated value of such shares of Series B Convertible Preferred Stock, plus all dividends which have been accrued and are unpaid.

      In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap Market or the National Association of Securities Dealers Electronic Bulletin Board, equals or exceeds $20.00 per share for a period of twenty consecutive trading days, after the lock-up restrictions expire, the Company may redeem the Series B Convertible Preferred Stock at a price of $1,000 per share.

      REVERSE STOCK SPLIT
      On October 4, 1996, the stockholders approved a 1:4 reverse stock split of the Company's common stock ("the Reverse Split"). Accordingly, all shares, per share amounts, conversion ratios, stock option and warrant data have been restated to retroactively reflect the reverse split.

      ISSUANCE OF WARRANTS
      On January 17, 1996, the Company issued warrants to purchase 90,000 shares of the Company's common stock at $5.24 per share to all of the former holders of the Company's Series A Convertible Preferred Stock. These warrants are exercisable immediately and expire after three years. These warrants were issued in consideration of the conversion of the Series A Convertible Preferred Stock. The fair value of these warrants was estimated by management and determined to be materially consistent with the amount of dividends waived by the holders of Series A Convertible Preferred Stock.

      In July 1996, the Company also issued warrants to purchase a total of 7,500 shares of the Company's common stock at $6.00 per share to two unrelated parties. These warrants are exercisable immediately and expire after three years. The value of these warrants at the time

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      of issuance has been estimated by management and determined not to be material to the Company's financial position and results of operations.

      CASHLESS OPTION EXERCISE PROGRAM
      On March 1, 1994, the Board of Directors approved the 1994 cashless option exercise program for all employees. The program allows employees to purchase shares of common stock, payable with both recourse and non-recourse long term promissory notes receivable. Under the above program, employees purchased a total of 87,817 shares of common stock at a price of $4.00 per share. The notes receivable, plus accrued interest, are due in March 2004, and are presented as a reduction of stockholders' equity in the accompanying balance sheets.

      NON-PLAN OPTIONS
      On March 1, 1994, the Company granted an option to purchase 12,500 shares of the Company's common stock at $4.00 per share to a non-employee which was not pursuant to any of the Company's stock option plans. The option was excercisable after March 1, 1995.

 8.   COMMITMENTS

      The Company leases its office facilities under an operating lease expiring September 30, 1997. The lease contains an option for renewal and requires the payment of taxes and other operating costs. At December 29, 1996, future minimum rental payments under the operating lease amount to $129,969, all payable during 1997. Rent expense totaled $167,080, $157,840 and $119,395 during the years ended December 29, 1996, December 30, 1995 and December 31, 1994, respectively.

      The Company also leases certain equipment under capital leases expiring at various dates through the year 2000. Future minimum lease payments under non-cancelable capital leases, with initial remaining terms of one year or more, consist of the following at December 29, 1996:

                 Year ending:
                      1997                                    $ 54,822
                      1998                                      50,866
                      1999                                      43,804
                      2000                                      25,049
                                                           -------------

                 Total minimum lease payments                  174,541
                 Less: amount representing interest             38,289
                                                           =============
                 Present value                                $136,252
                                                           =============

 9.   RELATED PARTY TRANSACTIONS AND STOCK WARRANTS

      The Company  entered into an  agreement  with a bank for a time note (Note
      5), which was fully secured by certificates of deposit owned by an officer/stockholder. At December 30,

      NATIONAL DACOMPUTER, INC.
      NOTES TO FINANCIAL STATEMENTS


      1995, the total collateral provided by the officer/stockholder was $440,000. In consideration of this guarantee of indebtedness, the Company issued 110,000 stock purchase warrants to the officer/stockholder. Each warrant represents the right to purchase one share of the Company's common stock at $4.00 per share. The warrants became excercisable after December 31, 1993.

      In April 1996, the Company paid-off the note to the bank. As a result, the bank returned the certificates of deposit to the officer/stockholder.

 10.  FINANCIAL INSTRUMENTS

      The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

      Fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values at December 29, 1996 and December 30, 1995.

 11.  SUBSEQUENT EVENTS

      In March 1997, the Company designated and sold 900 and 350 shares of Series C and Series D Convertible Preferred Stock, respectively, for net proceeds of $881,583 and $343,000, respectively. The Series C and Series D Convertible Preferred Stock have voting, dividend preference, liquidating preference, mandatory conversion and Company redemption terms similar to those of the Company's existing Series B Convertible Preferred Stock (Note
      7). The Series C and Series D Convertible Preferred Stock are convertible into shares of common stock at a price of $3.20 and $2.74 per share, respectively. Holders of the Series C and Series D Convertible Preferred Stock are also entitled to receive interest at a rate of 6% per annum on the stated value of the preferred stock.

      At the same time, the Company also issued $250,000 of Convertible Promissory Notes to the same investors as the Series C and Series D Convertible Preferred Stockholders. These notes bear interest at the rate of 6% annum, mature in March 1998 and are convertible into shares of the Company's common stock at a price of $2.74 per share.

      The unaudited pro forma balance sheet reflects the financial position of the Company at December 29, 1996 as if the above transactions had taken place on that date.