Form 10QSB
period 1997-03-30
NATIONAL DATACOMPUTER INC
filed 1997-05-12
CIK 812880

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 30, 1997
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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           Yes  X    No
                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 1997.

COMMON STOCK, $0.08 PAR VALUE                                   1,251,925
   (Title of each class)                                    (number of shares)






                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
ITEM 1.  FINANCIAL STATEMENTS:

                  Balance Sheet as of
                   March 30, 1997 and December 29,1996.................   3

                  Statement of Operations
                   for the three months ended
                           March 30, 1997 and March 31, 1996...........   4

                  Statement of Changes in
                    Shareholders' Equity for the three
                     months ended March 30, 1997.......................   5

                  Statement of Cash Flows
                   for the three months ended
                            March 30, 1997 and March 31, 1996..........   6

                  Notes to Financial Statements........................   7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS..........................   9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................  11

ITEM 2.  Changes in Securities.........................................  11

ITEM 3.  Defaults upon Senior Securities...............................  11

ITEM 4.  Submissions of Matters to a Vote of Security Holders..........  11

ITEM 5.  Other Information.............................................  11

ITEM 6.  Exhibits and Reports on Form 8 - K............................  11


SIGNATURES.............................................................  12






NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                      March 30,                December 29,
                                                                                         1997                      1996
                                                                                     (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                      $    1,516,862            $      722,285
    Accounts receivable, net of allowance for doubtful accounts                         1,029,047                   621,037
    Inventories                                                                         1,452,834                 1,479,153
    Other current assets                                                                  177,233                   153,741
                                                                                   ---------------           ---------------

      Total current assets                                                              4,175,976                 2,976,216

Property and equipment, net                                                               226,870                   234,530
                                                                                   ---------------           ---------------

                                                                                   $    4,402,846            $    3,210,746
                                                                                   ===============           ===============

Liabilities and stockholders' equity
Current Liabilities:
    Current obligations under capital lease                                        $       12,430            $       21,424
    Accounts payable                                                                      241,128                   125,454
    Accrued payroll and related taxes                                                     134,392                   171,104
    Accrued professional fees                                                              68,218                    48,732
    Accrued rent and utilities                                                             35,040                    54,429
    Accrued expenses - other                                                              158,837                   274,423
    Accrued interest on preferred stock                                                   183,000                    84,000
    Deferred revenues, current portion                                                    725,892                   678,625
    Deferred compensation                                                                  45,742                    45,742
                                                                                   ---------------           ---------------

      Total current liabilities                                                         1,604,679                 1,503,933

Convertible debt                                                                          250,000                   -
Obligation under capital lease                                                            121,128                   114,828
Deferred revenues                                                                          75,143                    75,143
                                                                                   ---------------           ---------------

                                                                                        2,050,950                 1,693,904
                                                                                   ---------------           ---------------

Stockholders' equity
    Preferred stock, Series A convertible, $0.001 par value; 20 shares authorized; 0 shares issued and outstanding at March 30, 1997 and
      December 29, 1996                                                                   -                         -

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 4,200 shares issued and outstanding at March 30, 1997
      and December 29, 1996, respectively (liquidating preference of $4,200,000)        3,685,206                 3,685,206

    Preferred stock, Series C convertible $0.001 par value; 900 shares authorized; 900 and 0 shares issued and outstanding at March 30, 1997,
      and December 29, 1996, respectively (liquidating preference of $900,000)            881,583                   -

    Preferred stock, Series D convertible $0.001 par value; 350 shares authorized; 350 and 0 shares issued and outstanding at March 30, 1997,
      and December 29, 1996, respectively (liquidating preference of $350,000)            343,000                   -

    Common stock, $0.08 par value; 5,000,000 shares authorized; xxxxxxx and
      1,251,925 shares issued and outstanding at March 30, 1997 and
      December 29, 1996, respectively                                                     100,154                   100,154

    Capital in excess of par value                                                      9,755,957                 9,755,957
    Accumulated deficit                                                               (11,945,765)              (11,548,437)
    Unamortized stock compensation                                                       (116,970)                 (124,769)
    Notes receivable - employees                                                         (351,269)                 (351,269)
    Preferred stock subscription receivable                                               -                         -
                                                                                   ---------------           ---------------

      Total stockholders' equity                                                        2,351,896                 1,516,842
                                                                                   ---------------           ---------------

                                                                                   $    4,402,846            $    3,210,746
                                                                                   ===============           ===============

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             First Fiscal Quarter Ended


                                                                       March 30, 1997                 March 31, 1996
                                                                        (Unaudited)                    (Unaudited)
Revenues
       Net product revenue                                       $              1,243,464       $              1,061,532
       Service and other revenue                                                  291,974                        265,619
                                                                 -------------------------      -------------------------

                                                                                1,535,438                      1,327,151

Cost of sales and services                                                        821,625                        832,985
                                                                 -------------------------      -------------------------

                                                                                  713,813                        494,166
                                                                 -------------------------      -------------------------

Operating expenses:
       Research and development                                                   377,290                        279,557
       Selling, general and administrative                                        631,105                        581,852
                                                                 -------------------------     --------------------------

                                                                                1,008,395                        861,409
                                                                 -------------------------      -------------------------

Loss from operations                                                             (294,582)                      (367,243)

Other income (expense):
       Interest income                                                              1,735                              5
       Interest expense                                                            (5,481)                       (13,438)
                                                                 -------------------------      -------------------------

Net  loss                                                        $               (298,328)      $               (380,676)
                                                                 =========================      =========================


Net income (loss) per share                                      $                  (0.32)      $                  (0.33)
                                                                 =========================      =========================

Weighted average shares and dilutive
       shares equivalent outstanding                                            1,251,925                      1,169,436
                                                                 =========================      =========================


                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                   PREFERRED STOCK SERIES B   PREFERRED STOCK SERIES C  PREFERRED STOCK SERIES D
                                    ----------------------------------------------------------------------------

                                              NET ISSUANCE               NET ISSUANCE            NET ISSUANCE
                                    SHARES       PRICE          SHARES      PRICE         SHARES     PRICE
Balance at December 29, 1996          4,200   $ 3,685,206

Net loss

Issuance of preferred stock                                          900     881,583           350    343,000

Interest on preferred stock

Amortization of stock compensation

                                    --------  ------------      --------  ----------     --------- ----------

Balance at March 30, 1997              4,200  $  3,685,206           900  $  881,583            35 $  343,000
                                    ========  ============      ========  ==========     ========= ==========

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)
--------------------------------------------------------------------------------

                                              COMMON STOCK
                                   -------------------------------------
                                                            CAPITAL IN     NOTES     UNAMORTIZED                     TOTAL
                                                   PAR        EXCESS     RECEIVABLE     STOCK      ACCUMULATED    STOCKHOLDERS'
                                      SHARES      VALUE    OF PAR VALUE   EMPOLYEES  COMPENSATION   DEFICIT     EQUITY (DEFICIT)
Balance at December 29, 1996          1,251,925 $  100,154 $   9,755,957 $  (351,269)$  (124,769) $ (11,548,437)  $1,516,842

Net loss                                                                                               (298,328)   ($298,328)

Issuance of preferred stock                                                                                       $1,224,583

Interest on preferred stock                                                                             (99,000)    ($99,000)

Amortization of stock compensation                                                          7,799                     $7,799

                                    ----------- ---------- ------------- ----------- ------------ ------------- ------------

Balance at March 30, 1997             1,251,925 $  100,154 $   9,755,957 $  (351,269)$   (116,970)$ (11,945,765)$  2,351,896
                                    =========== ========== ============= =========== ============ ============= ============

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------

                                                                                     March 30, 1997            March 31, 1996
                                                                                      (Unaudited)               (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $            (298,328)     $           (380,677)
     Adjustments to reconcile net income (loss) to net
         cash (used for) provided by operating activities:
         Depreciation and amortization                                                         25,622                    10,527
         Amortization of stock compensation                                                     7,799                -
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                       (408,010)                  442,663
            (Increase) decrease in inventories                                                 26,319                   185,851
            (Increase) decrease in other current assets                                       (23,492)                  (22,532)
            (Decrease) increase in accounts payable                                           115,674                    92,556
            (Decrease) increase in accrued expenses
                and deferred compensation                                                    (152,201)                 (226,387)
            (Decrease) increase in deferred revenues                                           47,267                   (10,545)
                                                                                   -------------------       -------------------

     Net cash (used for) provided by operating activities                                    (659,350)                   91,456
                                                                                   -------------------       -------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                      (10,242)                  (13,040)
                                                                                   -------------------       -------------------

     Net cash used for investing activities                                                   (10,242)                  (13,040)
                                                                                   -------------------       -------------------

Cash flows from financing activities:
     Proceeds from issuance of  preferred stock, net of issuance costs                      1,224,583                -
     Proceeds from issuance of convertible note                                               250,000
     Payments of obligations under capital lease                                              (10,414)               -
                                                                                   -------------------       -------------------

     Net cash provided by financing activities                                              1,464,169                         0
                                                                                   -------------------       -------------------

Net increase (decrease) in cash and cash equivalents                                          794,577                    78,416
Cash and cash equivalents at beginning of period                                              722,285                       470
                                                                                   -------------------       -------------------

Cash and cash equivalents  at end of period                                     $           1,516,862      $             78,886
                                                                                   ===================       ===================


Supplemental Cash Flow Information:
     Cash paid for interest                                                     $                 5,416    $         -
     Non-cash investing and financing activities:
         Accrued Interest on Series B preferred stock charged to
            Accumulated deficit                                                                  99,000              -
         Purchase of property and equipment  under capital lease                                  7,720              -


                   The accompanying notes are an integral part
                          of these financial statements

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION
      National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets, and services a line of hand-held battery powered microprocessor-based data collection products and computers and associated peripherals for use in mobile operations.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION
      The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 29, 1996 of National Datacomputer, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

      INTERIM PERIODS
      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      REVENUE RECOGNITION
      The company recognizes revenues for products upon shipment. Estimated installation, training and warranty costs are accrued at the time of shipment. Service revenue is recognized ratably over the contractual periods.

      EARNINGS PER SHARE
      Per share data was computed by dividing net loss as adjusted by the preferred dividend by the weighted average number of common shares outstanding during the period; common equivalent shares are not included as the effect of such would be considered anti-dilutive.

      RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS
      Research and Development costs, other than software development costs, have been charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at March 30, 1997 or March 31, 1996.

      NEW ACCOUNTING PRONOUNCEMENT
      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share", effective for fiscal years ending after December 15, 1997. Management has determined that there will be no impact of the adoption of SFAS 128 on the Company's reported results of operations for the periods presented. The future adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

      RECLASSIFICATIONS
      Certain prior year amounts have been reclassified to conform with the current year presentation.

      INVENTORIES

      Inventories consist of the following:

                                                    MARCH 30,                DECEMBER 29,
                                                      1997                      1996
                                              ----------------------    ----------------------
      Raw Material                                  $ 345,599                 $ 351,860
      Work-in-process                                 582,194                   592,741
      Finished goods                                  525,014                   534,552
                                              ----------------------    ----------------------

                               Total               $1,452,834                $1,479,153
                                              ======================    ======================

      Inventories are stated at the lower of cost (first-in, first-out) or market

 4.   CONVERTIBLE PREFERRED STOCK AND PROMISSORY NOTES

      In March 1997, the Company designated and sold 900 and 350 shares of Series C and Series D Convertible Preferred Stock, respectively, for net proceeds of $881,583 and $343,000, respectively. The Series C and Series D Convertible Preferred Stock have voting, dividend preference, liquidating preference, mandatory conversion and Company redemption terms similar to those of the Company's existing Series B Convertible Preferred Stock. The Series C and Series D Convertible Preferred Stock are convertible into shares of common stock at a price of $3.20 and $2.74 per share, respectively. Holders of the Series C and Series D Convertible Preferred Stock are also entitled to receive interest at a rate of 6% per annum on the stated value of the preferred stock.

      At the same time, the Company also issued $250,000 of Convertible Promissory Notes to the same investors as the Series C and Series D Convertible Preferred Stockholders. These notes bear interest at the rate of 6% annum, mature in March



      1998 and are convertible into shares of the Company's common stock at a price of $2.74 per share.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


         THREE MONTHS ENDED MARCH 30, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

         Total revenues in the first quarter of fiscal year 1997 were $1,535,438 compared to $1,327,151 in the prior comparable quarter, an increase of 16%. Revenue from equipment sales increased by approximately $180,000 to $1,243,464 during the three months ended March 30, 1997, compared to $1,061,532 during the prior comparable quarter. The increase is due to improved product performance and broader sales coverage. Service and other revenues for the current quarter were $291,974 compared to $265,619 for the previous comparable quarter. The Company expects that service and other revenues will continue to rise as the Company's installed base of hand-held computers continues to expand.

         Cost of sales and services decreased by approximately $11,000 from $832,985 during the three months ended March 31, 1996 to $821,625 during the current three months. As a percentage of net revenues, cost of sales and services decreased to 54% during the three months ended March 30, 1997 from 63% during the prior comparable period. The decrease in both absolute dollars and as a percentage of net revenues is primarily attributable to lower cost of materials, and lower field support cost due to the Company's quality programs instituted in the last year.

         Research and development expenses during the three months ended March 30, 1997 were $377,290 an increase of approximately $98,000 compared to $279,557 during the prior comparable quarter. The increase is due to the Company's continued effort to enhance its current products while developing future products.

         Selling, general and administrative expenses during the three months ended March 30, 1997 were $631,105 an increase of approximately $49,000 compared to $581,851 during the prior comparable period. The increase is due primarily to increased market research and lead generation programs, plus increase in legal and professional fees associated with the Company's filing and listing on NASDAQ stock market.

         Interest expense was $5,481 for the three months of 1997 as compared to $13,438 for the prior comparable period. The decrease resulted from the repayment of the Company's working capital line of credit.

         As a result, the Company incurred a net loss of $298,328 during the three months ended March 30, 1997, compared to a net loss of $380,676 during the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalent totaled $1,516,862 at March 30, 1997 compared to $722,285 at December 29, 1996. The increase in cash and cash equivalent was due primarily to cash generated from the sale of Convertible Preferred Stock and the issuance of Convertible Promissory Notes, which netted proceeds of $1,474,583 (Note 4). The increase in cash was partially offset by a net loss of $298,328, in addition to an increase in accounts receivable of $408,010.

         The Company currently has no outstanding commitments for capital expenditures. The Company's primary requirements for capital will be the cost of systems sold, strategic acquisitions, marketing and sales costs associated with the Company's expansion into new target markets and general and administrative expenses associated with the Company's plan for expansion.




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

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits
                  (27)   Financial Data Schedule.

         (b) Form 8-K was filed on February 26, 1997, describing the Company's private placement of Series C and D Convertible Preferred Stock and a Convertible Promissory Note. The
                  following financial statements were filed as part of this report on Form 8-K:

                  (i)   Unaudited balance sheet as of January 26, 1997,

                  (ii) unaudited statement of operations for the one month ended January 26, 1997,

                  (iii) unaudited statement of cash flow for the one month ended
                        January 26, 1997, and

                  (iv)  unaudited  statement  of  stockholders'   equity  as  of
                        January 26, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL DATACOMPUTER, INC.


May 9, 1997                           ________________________________
                                      Malcolm M. Bibby
                                      President


May 9, 1997                           ________________________________
                                      Gerald S. Eilberg
                                      Vice President, Finance and Administration
                                      Chief Financial Officer