Form 10QSB
period 1997-06-29
NATIONAL DATACOMPUTER INC
filed 1997-08-18
CIK 812880

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 29, 1997
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

                   -------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    Yes___X_____     No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 1997.

COMMON STOCK, $0.08 PAR VALUE                                    1,278,990
  (Title of each class)                                     (number of shares)






                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1.  FINANCIAL STATEMENTS
         Balance Sheet as of
          June 29, 1997 and December 29,1996...................................3

         Statement of Operations
          Three and six months ended
                  June 29, 1997 and June 30, 1996..............................4

         Statement of Changes in
           Shareholders' Equity for the six
            months ended June 29, 1997.........................................5

         Statement of Cash Flows
          for the six months ended
                   June 29, 1997 and June 30, 1996.............................6

         Notes to Financial Statements.........................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS..................................9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................11

ITEM 2.  Changes in Securities................................................11

ITEM 3.  Defaults upon Senior Securities......................................11

ITEM 4.  Submissions of Matters to a Vote of Security Holders.................11

ITEM 5.  Other Information....................................................11

ITEM 6.  Exhibits and Reports on Form 8 - K...................................11


SIGNATURES....................................................................12




NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                       June 29,        December 29,
                                                                                                         1997             1996
                                                                                                     (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                                        $    511,100      $    722,285
    Accounts receivable, net of allowance for doubtful accounts                                         1,173,660           621,037
    Inventories                                                                                         1,724,705         1,479,153
    Other current assets                                                                                  120,415           153,741
                                                                                                     ------------      ------------

      Total current assets                                                                              3,529,880         2,976,216

Property and equipment, net                                                                               313,567           234,530
                                                                                                     ------------      ------------

                                                                                                     $  3,843,447      $  3,210,746
                                                                                                     ============      ============

Liabilities and stockholders' equity
Current Liabilities:
    Current obligations under capital lease                                                          $      3,028      $     21,424
    Accounts payable                                                                                      382,751           125,454
    Accrued payroll and related taxes                                                                     210,951           171,104
    Accrued professional fees                                                                              12,311            48,732
    Accrued rent and utilities                                                                             21,340            54,429
    Accrued expenses - other                                                                              178,855           274,423
    Accrued interest on preferred stock                                                                   205,500            84,000
    Deferred revenues, current portion                                                                    533,278           678,625
    Deferred compensation                                                                                  45,742            45,742
                                                                                                     ------------      ------------

      Total current liabilities                                                                         1,593,756         1,503,933

Convertible debt                                                                                          250,000              --
Obligation under capital lease                                                                            126,243           114,828
Deferred revenues                                                                                          75,143            75,143
                                                                                                     ------------      ------------

                                                                                                        2,045,142         1,693,904
                                                                                                     ------------      ------------

Stockholders' equity

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 4,200 shares issued and outstanding at June 29, 1997
      and December 29, 1996, respectively (liquidating preference of $4,200,000)                        3,685,206         3,685,206

    Preferred stock, Series C convertible $0.001 par value; 900 shares authorized; 900 and 0 shares issued and outstanding at June 29, 1997,
      and December 29, 1996, respectively (liquidating preference of $900,000)                            881,583              --

    Preferred stock, Series D convertible $0.001 par value; 350 shares authorized; 350 and 0 shares issued and outstanding at June 29, 1997,
      and December 29, 1996, respectively (liquidating preference of $350,000)                            343,000              --

    Common stock, $0.08 par value; 5,000,000 shares authorized; 1,278,990 and 1,251,925
      shares issued and outstanding at June 29, 1997 and December 29, 1996,                               102,304           100,154
      respectively

    Capital in excess of par value                                                                      9,837,807         9,755,957
    Accumulated deficit                                                                               (12,591,153)      (11,548,437)
    Unamortized stock compensation                                                                       (109,173)         (124,769)
    Notes receivable - employees                                                                         (351,269)         (351,269)
                                                                                                     ------------      ------------

      Total stockholders' equity                                                                        1,798,305         1,516,842
                                                                                                     ------------      ------------

                                                                                                     $  3,843,447      $  3,210,746
                                                                                                     ============      ============

                   The accompanying notes are an integral part
                          of these financial statements

                                        3




NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                       Second Fiscal Quarter                             Cumulative Six Months
                                                               Ended                                             Ended
                                               --------------------------------------        ---------------------------------------
                                                   June 29               June 30                June 29                    June 30
                                                    1997                  1996                    1997                      1996
                                                            (Unaudited)                                       (Unaudited)

Revenues
     Net product revenue                         $         875,070     $       1,393,645      $       2,119,034     $      2,455,177
     Service and other revenue                             314,723               243,346                606,197              508,965
                                                 ------------------    ------------------     ------------------    ----------------

                                                         1,189,793             1,636,991              2,725,231            2,964,142

Cost of sales and services                                 720,167               950,868              1,541,792            1,783,853
                                                 ------------------    ------------------     ------------------    ----------------

                                                           469,626               686,123              1,183,439            1,180,289
                                                 ------------------    ------------------     ------------------    ----------------

Operating expenses:
     Research and development                              361,397               283,174                738,687              562,731
     Selling, general and administrative                   647,457               602,694              1,278,562            1,184,546
                                                 ------------------    ------------------     ------------------      --------------

                                                         1,008,854               885,868              2,017,249            1,747,277
                                                 ------------------    ------------------     ------------------    ----------------

Loss from operations                                     (539,228)             (199,745)              (833,810)            (566,988)

Other income (expense):
     Interest income                                         4,897                 5,770                  6,633                5,775
     Interest expense                                      (4,557)               (4,676)               (10,039)             (18,114)
                                                 ------------------    ------------------     ------------------    ----------------

Net  loss                                        $       (538,888)     $       (198,651)      $       (837,216)     $      (579,327)
                                                 ==================    ==================     ==================    ================


Net loss per share                               $          (0.51)     $          (0.25)      $          (0.83)     $         (0.49)
                                                 ==================    ==================     ==================    ================

Weighted average shares and dilutive
     share equivalents outstanding                       1,272,607             1,190,345              1,262,266            1,179,890
                                                 ==================    ==================     ==================    ================


                   The accompanying notes are an integral part
                          of these financial statements

                                        4




NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------


                                  Preferred Stock       Preferred Stock     Preferred Stock             Common Stock
                                     Series B              Series C           Series D
                              ----------------------  ------------------ ------------------   -------------------------------------
                                           Net                 Net                 Net                                 Capital in
                                         Issuance            Issuance           Issuance                     Par         Excess
                              Shares      Price      Shares    Price    Shares   Price        Shares        Value     of par value

Balance at December 29, 1996   4,200    $ 3,685,206                                          1,251,925     $100,154      $9,755,957

Net loss

Issuance of preferred stock                          900     881,583    350    343,000

Interest on preferred stock

Amortization of stock compensation

                              --------  ----------- ----   ---------  ----- ---------- --------------- ------------ ---------------

Balance at March 30, 1997       4,200   $ 3,685,206  900    $881,583    350  $ 343,000       1,251,925  $   100,154   $   9,755,957
                              ========  =========== ====   =========  ===== ========== =============== ============ ===============

Net loss

Issuance of common stock
  in satisfaction of accrued interest                                                         26,886        2,150          81,850

Interest on preferred stock

Amortization of stock compensation

                              --------  ----------- ----   ---------  ----- ---------- --------------- ------------ ---------------

Balance at June 29, 1997        4,200   $ 3,685,206  900    $881,583    350   $343,000       1,278,811  $   102,304  $    9,837,807
                              ========  =========== ====   =========  ===== ========== =============== ============ ===============









                                          Notes       Unamortized                         Total
                                        receivable       Stock         Accumulated    stockholders'
                                        empolyees      Compensation      deficit    equity (deficit)

Balance at December 29, 1996           $  (351,269)   $  (124,769)     $(11,548,437)      $1,516,842

Net loss                                                                   (298,328)      ($298,328)

Issuance of preferred stock                                                               $1,224,583

Interest on preferred stock                                                 (99,000)       ($99,000)

Amortization of stock compensation                             7,799                          $7,799

                                      --------------- ---------------  --------------  --------------

Balance at March 30, 1997              $   (351,269)  $    (116,970)   $(11,945,765)   $   2,351,896
                                      =============== ===============  ==============  ==============

Net loss                                                                   (538,888)      ($538,888)

Issuance of common stock
  in satisfaction of accrued interest                                                        $84,000

Interest on preferred stock                                                (106,500)      ($106,500)

Amortization of stock compensation                             7,797                          $7,797

                                      --------------- ---------------  --------------  --------------

Balance at June 29, 1997               $   (351,269)  $     (109,173)  $ (12,591,153)  $   1,798,305
                                      =============== ===============  ==============  ==============


                   The accompanying notes are an integral part
                          of these financial statements
                                        5






NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     June 29, 1997               June 30, 1996
                                                                                      (Unaudited)                 (Unaudited)



Cash flows from operating activities:
     Net income (loss)                                                        $              (837,216)     $             (579,327)
     Adjustments to reconcile net income (loss) to net
        cash (used for) provided by operating activities:
        Depreciation and amortization                                                           53,097                      14,148
        Amortization of stock compensation                                                      15,596                 -
        Gain on sale of property and equipment                                                                             (1,389)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                        (552,623)                      36,960
           (Increase) decrease in inventories                                                (245,552)                      26,949
           (Increase) decrease in other current assets                                          33,326                    (30,114)
           (Decrease) increase in accounts payable                                             257,297                    (74,619)
           (Decrease) increase in accrued expenses
               and deferred compensation                                                     (125,231)                   (558,555)
           (Decrease) increase in deferred revenues                                          (145,347)                    (32,661)
                                                                                 ----------------------      ----------------------

     Net cash (used for) provided by operating activities                                  (1,546,653)                 (1,198,608)
                                                                                 ----------------------      ----------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                     (117,949)                     (4,843)
     Proceeds from sale of property and equipment                                          -                                 2,149
                                                                                 ----------------------      ----------------------

     Net cash used for investing activities                                                  (117,949)                     (2,694)
                                                                                 ----------------------      ----------------------

Cash flows from financing activities:
     Proceeds from issuance of  preferred stock, net of issuance costs                       1,224,583                   3,695,533
     Repayment of borrowings                                                               -                             (440,278)
     Proceeds from issuance of convertible note                                                250,000                 -
     Investment receivable                                                                 -                                50,268
     Payments of obligations under capital lease                                               (21,166)                -
                                                                                 ----------------------      ----------------------

     Net cash provided by financing activities                                               1,453,417                   3,305,523
                                                                                 ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                         (211,185)                   2,104,221
Cash and cash equivalents at beginning of period                                               722,285                         470
                                                                                 ----------------------      ----------------------

Cash and cash equivalents  at end of period                                   $                511,100     $             2,104,691
                                                                                 ======================      ======================


Supplemental Cash Flow Information:
     Cash paid for interest                                                   $                            $           -
                                                                                         9,902
     Non-cash investing and financing activities:
        Accrued Interest on Series B preferred stock charged to
           Accumulated deficit                                                                                         -
                                                                                        205,500
        Purchase of property and equipment  under capital lease                                                        -
                                                                                         14,185
     Common stock issued in satisfaction of interest on Series B
        preferred stock                                                                  84,000


                   The accompanying notes are an integral part
                          of these financial statements
                                        6







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

      INTERIM PERIODS
      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

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

      RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS
      Research and Development costs, other than software development costs, have been charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at June 29, 1997 or June 30, 1996.



      NEW ACCOUNTING PRONOUNCEMENT
      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share", effective for fiscal periods ending after December 15, 1997. Management has determined that there will be no impact of the adoption of SFAS 128 on the Company's reported results of operations for the periods presented. The future adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

      RECLASSIFICATIONS
      Certain prior year amounts have been reclassified to conform with the current year presentation.

3. INVENTORIES

      Inventories consist of the following:      June 29,        December 29,
                                                  1997               1996
                                              ------------     -------------

      Raw Material ........................    $   410,272         $ 351,860
      Work-in-process .....................        691,141           592,741
      Finished goods ......................        623,292           534,552
                                              ------------     -------------

                               Total ......    $ 1,724,705        $1,479,153
                                              ============     =============

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

RESULTS OF OPERATIONS


         SECOND QUARTER ENDED JUNE 29, 1997 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1996.

         Revenues decreased 27% to $1,189,793 in the Second Quarter 1997 from $1,636,991 in the Second Quarter 1996. The decrease in revenues was primarily due to a reduction in sales of units of the Company's Datacomputers which experienced a decline of approximately 37%. This was caused by the delayed shipment of a substantial order awaiting for a signed contract.

         Service and other revenues for the current quarter were $314,723 compared to $243,346 for the previous comparable quarter, an increase of 29%. The Company expects that service and other revenues will continue to rise as the Company's installed base of hand-held computers continues to expand.

         Cost of sales and services, as a percentage of net revenues, increased to 61% during the current quarter from 58% during the prior comparable period. The increase is primarily due to the expansion of the Quality Control and Repair Department offset by lower cost of materials, and lower field support cost due to the Company's quality programs instituted in the last year.

         Research and development expenses during the Second Quarter 1997 were $361,397 an increase of approximately 28% compared to $283,174 during the prior comparable quarter. The increase is due to the Company's continued effort to enhance its current products while developing future products.

         Selling, general and administrative expenses during the Second Quarter 1997 were $647,458 an increase of approximately 7% compared to $602,694 during the prior comparable period. The increase is due primarily to increased legal and professional fees associated with the Company's filing and listing on NASDAQ stock market

         As a result, the Company incurred a net loss of $538,888 during the Second Quarter 1997, compared to a net loss of $198,651 during the prior comparable quarter.






         SIX MONTHS ENDED JUNE 29, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

         Revenues for the first six months of 1997 decreased 8% to $2,725,331 from $2,964,142 for the same period in 1996. The decrease in revenues was primarily due to a decrease in sales of units of the Company's Datacomputers which decreased approximately 14% in the first six months of 1997 from the first six months of 1996. The decrease is due primarily to the delayed shipment of a substantial order awaiting for signed contract.

         Service and other revenues for the first six months were $606,197 compared to $508,965 for the previous comparable period, an increase of approximately 19%. The Company expects that service and other revenues will continue to rise as the Company's installed base of hand-held computers continues to expand.

         Cost of sales and services, as a percentage of net revenues, decreased to 57% during the first six months of 1997, from 60% during the prior comparable period. The decrease is primarily attributable to lower cost of materials, and lower field support cost due to the Company's quality programs instituted in the last year.

         Research and development expenses increased to $738,687 in the first six months of 1997, from $562,731 for the same period in 1996, an increase of approximately 31%. The increase is due to the Company's continued effort to enhance its current products while developing future products.

         Selling, general and administrative expenses increased to $1,278,562 in the first six months of 1997 from $1,184,546 in 1996, an increase of approximately 8%. The increase is primarily due to higher legal and professional fees associated with the Company's filing and listing on NASDAQ stock market.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalent totaled $511,100 at June 29, 1997 compared to $722,285 at December 29, 1996. During the first six months of 1997, the Company generated net proceeds of $1,474,583 (Note 4) from the sale of Convertible Preferred Stock and the issuance of Convertible Promissory Notes. The proceeds were used to fund the net loss of $837,216, in addition to an increase in accounts receivable and inventory. The Company currently has no outstanding commitments for capital expenditures.

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

                                  NATIONAL DATACOMPUTER, INC.


August 18, 1997                   /s/ Malcolm M. Bibby
                                  ---------------------------
                                  Malcolm M. Bibby
                                  President


August 18, 1997                   /s/ Gerald S. Eilberg
                                  ---------------------------
                                  Gerald S. Eilberg
                                  Vice President, Finance and Administration
                                  Chief Financial Officer