Form 10QSB
period 1997-09-28
NATIONAL DATACOMPUTER INC
filed 1997-11-12
CIK 812880

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 28, 1997
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

                      Yes___X_____     No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1997.

COMMON STOCK, $0.08 PAR VALUE                                    1,417,289
   (Title of each class)                                     (number of shares)






                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                                 Page No.
Item 1.  Financial Statements:

         Balance Sheet as of
          September 28, 1997 and December 29, 1996...................................3

         Statement of Operations
          Three and nine months ended
                  September 28, 1997 and September 30, 1996..........................4

         Statement of Changes in
           Stockholders' Equity for the nine
            months ended September 28, 1997..........................................5

         Statement of Cash Flows
          for the nine months ended
                   September 28, 1997 and September 30, 1996.........................6

         Notes to Financial Statements...............................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..................................................9

               PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..........................................................11

ITEM 2.  Changes in Securities......................................................11

ITEM 3.  Defaults upon Senior Securities............................................11

ITEM 4.  Submissions of Matters to a Vote of Security Holders.......................11

ITEM 5.  Other Information..........................................................11

ITEM 6.  Exhibits and Reports on Form 8-K...........................................11

SIGNATURES..........................................................................12






NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                          September 28,             December 29,
                                                                                              1997                      1996
                                                                                           (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                           $        89,623           $       722,285
    Accounts receivable, net of allowance for doubtful accounts                               1,448,318                   621,037
    Inventories                                                                               1,530,361                 1,479,153
    Other current assets                                                                         75,589                   153,741
                                                                                        ----------------          ----------------

       Total current assets                                                                   3,143,891                 2,976,216

Property and equipment, net                                                                     297,534                   234,530
                                                                                        ----------------          ----------------

                                                                                        $     3,441,425           $     3,210,746
                                                                                        ================          ================

Liabilities and stockholders' equity
Current Liabilities:
    Current obligations under capital lease                                             $        39,600           $        21,424
    Accounts payable                                                                            320,491                   125,454
    Accrued payroll and related taxes                                                           135,871                   171,104
    Accrued professional fees                                                                    32,525                    48,732
    Accrued rent and utilities                                                                   29,188                    54,429
    Accrued expenses - other                                                                    178,437                   274,423
    Accrued interest on preferred stock                                                         106,500                    84,000
    Deferred revenues, current portion                                                          430,295                   678,625
    Deferred compensation                                                                        45,742                    45,742
                                                                                        ----------------          ----------------

       Total current liabilities                                                              1,318,649                 1,503,933

Convertible debt                                                                                250,000                   -
Obligation under capital lease                                                                   81,269                   114,828
Deferred revenues                                                                                75,143                    75,143
                                                                                        ----------------          ----------------

                                                                                              1,725,061                 1,693,904
                                                                                        ----------------          ----------------

Stockholders' equity

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 4,200 shares issued and outstanding at September 28, 1997
       and December 29, 1996, respectively (liquidating preference of $4,200,000)             3,685,206                 3,685,206

    Preferred stock, Series C convertible $0.001 par value; 900 shares authorized; 900 and 0 shares issued and outstanding at September 28, 1997,
       and December 29, 1996, respectively (liquidating preference of $900,000)                 881,583                   -

    Preferred stock, Series D convertible $0.001 par value; 350 shares authorized; 350 and 0 shares issued and outstanding at September 28, 1997,
       and December 29, 1996, respectively (liquidating preference of $350,000)                 343,000                   -

    Common stock, $0.08 par value; 5,000,000 shares authorized; 1,417,289 and 1,251,925
       shares issued and outstanding at September 28, 1997 and December 29, 1996, respectively  113,382                   100,154

    Capital in excess of par value                                                           10,032,229                 9,755,957
    Accumulated deficit                                                                     (12,886,594)              (11,548,437)
    Unamortized stock compensation                                                             (101,173)                 (124,769)
    Notes receivable - employees                                                               (351,269)                 (351,269)
                                                                                        ----------------          ----------------

       Total stockholders' equity                                                             1,716,364                 1,516,842
                                                                                        ----------------          ----------------

                                                                                        $     3,441,425           $     3,210,746
                                                                                        ================          ================

                   The accompanying notes are an integral part
                          of these financial statements

                                       3







NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                         Third Fiscal Quarter                              Nine Months
                                                                 Ended                                        Ended
                                                 --------------------------------------        -------------------------------------
                                                    September 28,         September 30,          September 28,         September 30,
                                                       1997                  1996                   1997                  1996
                                                              (Unaudited)                                  (Unaudited)

Revenues
     Net product revenue                       $       1,249,933     $         870,124      $       3,368,967     $       3,325,301
     Service and other revenue                           273,931               266,804                880,128               775,769
                                               ------------------    ------------------     ------------------    ------------------

                                                       1,523,864             1,136,928              4,249,095             4,101,070

Cost of sales and services                               885,708               733,582              2,427,500             2,517,434
                                               ------------------    ------------------     ------------------    ------------------

                                                         638,156               403,346              1,821,595             1,583,636
                                               ------------------    ------------------     ------------------    ------------------

Operating expenses:
     Research and development                            307,949               363,868              1,046,636               926,599
     Selling, general and administrative                 523,106               723,029              1,801,668             1,907,576
                                               ------------------    ------------------     ------------------       ---------------

                                                         831,055             1,086,897              2,848,304             2,834,175
                                               ------------------    ------------------     ------------------    ------------------

Loss from operations                                    (192,899)             (683,551)            (1,026,709)           (1,250,539)

Other income (expense):
     Interest income                                       6,619                17,009                 13,252                22,783
     Interest expense                                     (2,661)               (2,538)               (12,700)              (20,651)
                                               ------------------    ------------------     ------------------    ------------------

Net  loss                                      $        (188,941)    $        (669,080)     $      (1,026,157)    $      (1,248,407)
                                               ==================    ==================     ==================    ==================


Net loss per share                             $           (0.23)    $           (0.61)     $           (1.05)    $           (1.15)
                                               ==================    ==================     ==================    ==================

Weighted average shares and dilutive
     share equivalents outstanding                     1,309,246             1,230,153              1,277,926             1,196,650
                                               ==================    ==================     ==================    ==================


                   The accompanying notes are an integral part
                          of these financial statements

                                        4





NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)

                                 Preferred Stock          Preferred Stock      Preferred Stock             Common Stock
                                     Series B                Series C             Series D
                             ------------------------  -------------------- -------------------- -----------------------------------
                                                                                                                         Capital in
                                        Net Issuance           Net Issuance         Net Issuance                Par        Excess
                              Shares       Price       Shares     Price      Shares    Price       Shares      Value   of par value)

Balance at December 29, 1996   4,200    $ 3,685,206                                              1,251,925   $100,154    $9,755,957

Net loss

Issuance of preferred stock                               900     881,583       350    343,000

Interest on preferred stock

Amortization of stock compensation

                              --------  ------------  --------  ---------- --------- ---------- ----------- ---------- -------------

Balance at March 30, 1997       4,200   $ 3,685,206       900   $ 881,583       350  $ 343,000   1,251,925   $100,154   $ 9,755,957
                              ========  ============  ========  ========== ========= ========== =========== ========== =============

Net loss

Issuance of common stock
  in satisfaction of accrued interest                                                               26,886      2,150        81,850

Interest on preferred stock

Amortization of stock compensation

                              --------  ------------  --------  ---------- --------- ---------- ----------- ---------- -------------

Balance at June 29, 1997        4,200   $ 3,685,206       900   $ 881,583       350  $ 343,000   1,278,811   $102,304   $ 9,837,807
                              ========  ============  ========  ========== ========= ========== =========== ========== =============

Net loss

Issuance of common stock
  in satisfaction of accrued interest                                                              138,286     11,063       194,437

Interest on preferred stock

Adj for fractional shares                                                                              192         15           (15)

Amortization of stock compensation

                              --------  ------------  --------  ---------- --------- ---------- ----------- ---------- -------------

Balance at September 28, 1997   4,200   $ 3,685,206       900   $ 881,583       350  $ 343,000   1,417,289   $113,382  $ 10,032,229
                              ========  ============  ========  ========== ========= ========== =========== ========== =============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------

                                            Notes     Unamortized                   Total
                                          receivable     Stock      Accumulated  stockholders'
                                          employees  Compensation     deficit       equity

Balance at December 29, 1996              $ (351,269) $ (124,769) ($11,548,437)  $1,516,842

Net loss                                                              (298,328)   ($298,328)

Issuance of preferred stock                                                      $1,224,583

Interest on preferred stock                                            (99,000)    ($99,000)

Amortization of stock compensation                         7,799                     $7,799

                                         ----------- ------------ ------------- ------------

Balance at March 30, 1997                 $ (351,269)  $ (116,970) $(11,945,765) $ 2,351,896
                                         =========== ============ ============= ============

Net loss                                                              (538,888)   ($538,888)

Issuance of common stock
  in satisfaction of accrued interest                                               $84,000

Interest on preferred stock                                           (106,500)   ($106,500)

Amortization of stock compensation                         7,797                     $7,797

                                         ----------- ------------ ------------- ------------

Balance at June 29, 1997                 $ (351,269)  $ (109,173) $(12,591,153) $ 1,798,305
                                         =========== ============ ============= ============

Net loss                                                              (188,941)   ($188,941)

Issuance of common stock
  in satisfaction of accrued interest                                              $205,500

Interest on preferred stock                                           (106,500)   ($106,500)

Adj for fractional shares                                                                $0

Amortization of stock compensation                         8,000                     $8,000

                                         ----------- ------------ ------------- ------------

Balance at September 28, 1997            $ (351,269)  $ (101,173) $(12,886,594) $ 1,716,364
                                         =========== ============ ============= ============

                   The accompanying notes are an integral part
                          of these financial statements






NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
---------------------------------------------------------------------------------------------------------------------------

                                                                                             For the Nine Months Ended
                                                                                    September 28, 1997      September 30, 1996
                                                                                        (Unaudited)             (Unaudited)



Cash flows from operating activities:
     Net loss                                                                 $         (1,026,157)    $        (1,248,407)
     Adjustments to reconcile net loss to net
        cash (used for) provided by operating activities:
        Depreciation and amortization                                                       90,540                  41,631
        Amortization of stock compensation                                                  23,596               -
        Gain on sale of property and equipment                                                                      (1,780)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                     (827,281)                227,641
            Increase in inventories                                                        (51,208)                (97,533)
           (Increase) decrease in other current assets                                      78,152                 (25,104)
           (Decrease) increase in accounts payable                                         195,037                (124,088)
           (Decrease) increase in debt                                                                              (7,784)
            Decrease accrued expenses
               and deferred compensation                                                  (172,667)               (522,799)
            Decrease in deferred revenues                                                 (248,330)                (38,814)
                                                                                 ------------------       -----------------

     Net cash used for operating activities                                             (1,938,318)             (1,797,037)
                                                                                 ------------------       -----------------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (139,359)                (17,741)
     Proceeds from sale of property and equipment                                        -                           5,650
                                                                                 ------------------       -----------------

     Net cash used for investing activities                                               (139,359)                (12,091)
                                                                                 ------------------       -----------------

Cash flows from financing activities:
     Proceeds from issuance of  preferred stock, net of issuance costs                   1,224,583               3,685,206
     Repayment of borrowings                                                             -                        (440,278)
     Proceeds from issuance of convertible note                                            250,000               -
     Collection of Receivable from stockholder                                           -                          50,268
     Payments of obligations under capital lease                                            (29,568)             -
     Proceeds from issuance of common stock,
        net of issuance costs                                                                                       43,617
                                                                                 ------------------       -----------------

     Net cash provided by financing activities                                           1,445,015               3,338,813
                                                                                 ------------------       -----------------

Net increase (decrease) in cash and cash equivalents                                      (632,662)              1,529,685
Cash and cash equivalents at beginning of period                                           722,285                     470
                                                                                 ------------------       -----------------

Cash and cash equivalents  at end of period                                   $             89,623     $         1,530,155
                                                                                 ==================       =================


Supplemental Cash Flow Information:
     Cash paid for interest                                                   $               12,700   $            28,350
     Non-cash investing and financing activities:
        Accrued Interest on preferred stock charged to
           Accumulated deficit                                                               312,000                84,000
        Purchase of property and equipment  under capital lease                               14,185             -
        Common stock issued in satisfaction of interest on
           preferred stock                                                                   289,500             -


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

      INTERIM PERIODS
      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.

      REVENUE RECOGNITION
      The Company recognizes revenues for products upon shipment. Estimated installation, training and warranty costs are accrued at the time of shipment. Service revenue is recognized ratably over the contractual periods.

      EARNINGS PER SHARE
      Per share data was computed by dividing net loss as adjusted by interest on the preferred stock by the weighted average number of common shares outstanding during the period; common equivalent shares are not included as the effect of such would be considered anti-dilutive.

      RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS
      Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at September 28, 1997 or December 29, 1996.








      NEW ACCOUNTING PRONOUNCEMENT
      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share", effective for fiscal years ending after December 15, 1997, with retroactive restatement of prior periods presented upon adoption. Management has determined that there will be no impact of the adoption of SFAS 128 on the Company's reported results of operations for the periods presented. The future adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the timing and amounts of revenue recognition for licensing, selling, leasing, or otherwise marketing computer software, including software incorporated into other products. This SOP supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently reviewing SOP 97-2 to determine the impact, if any, of adopting SOP 97-2 on the Company's financial position and results of operations.

      RECLASSIFICATIONS
      Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    INVENTORIES

      Inventories consist of the following:                   SEPTEMBER 28,              DECEMBER 29,
                                                                   1997                      1996
                                                          -----------------------    ----------------------

      Raw Material                                              $  364,041                  $ 351,860
      Work-in-process                                              613,262                    592,741
      Finished goods                                               553,058                    534,552
                                                          -----------------------    ----------------------

                               Total                            $1,530,361                $ 1,479,153
                                                          =======================    ======================


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

5.    SUBSEQUENT EVENT

      On November 7, 1997, the Company signed a Sales and Marketing Agreement with Infos, a European company. The agreement provides that the Company will sell Infos products in North America (Canada, Mexico and the USA) and Infos will sell the Company's products in Europe.








      This agreement will provide the Company the availability of a broad range of hand-held computer products and an outlet to expand into other markets and applications.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


         THIRD QUARTER ENDED SEPTEMBER 28, 1997 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1996.

         Revenues increased 34% to $1,523,864 in the Third Quarter 1997 from $1,136,928 in the Third Quarter 1996. The increase in revenues was mainly due to a higher sales volume of the Company's Datacomputers which experienced a growth of approximately 44%, mainly attributable to two major contracts.

         Service and other revenues for the current quarter were $273,931 compared to $266,804 for the previous comparable quarter, an increase of 3%. The Company expects that service and other revenues will continue to rise as the Company's installed base of hand-held computers continues to expand.

         Cost of sales and services, as a percentage of net revenues, decreased to 58% during the current quarter from 65% during the prior comparable period, primarily as a result of spreading certain fixed manufacturing costs over a higher sales volume, combined with the decline of the Company's field support cost due to the Company's quality programs instituted in the last year.

         Research and development expenses during the Third Quarter 1997 were $307,949 a decrease of approximately 15% compared to $363,868 during the prior comparable quarter. The Company has made great stride in improving its products, and therefore lowering the level of third-party development costs in many areas.

         Selling, general and administrative expenses during the Third Quarter 1997 were $523,106 a decrease of approximately 28% compared to $723,029 during the prior comparable period. The significantly lower level of cost, resulted from the Company's ongoing evaluation of its operations and organizational structure.

         As a result, the Company incurred a net loss of $188,941 during the Third Quarter 1997, compared to a net loss of $669,080 during the prior comparable quarter.








         NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

         Revenues for the first nine months of 1997 increased 4% to $4,249,095 from $4,101,070 for the same period in 1996. The increase in revenues was primarily due to the growth in service revenues as the Company's installed base of hand-held computers continues to expand.

         Cost of sales and services, as a percentage of net revenues, decreased to 57% during the first nine months of 1997, from 61% during the prior comparable period. The decrease is primarily attributable to lower cost of materials, and lower field support cost due to the Company's quality programs instituted in the last year.

         Research and development expenses increased to $1,046,636 in the first nine months of 1997, from $926,599 for the same period in 1996, an increase of approximately 13%. The increase is due to the Company's continued effort to enhance its current products while developing future products.

         Selling, general and administrative expenses decreased to $1,801,668 in the first nine months of 1997 from $1,907,576 in 1996, a decrease of approximately 6%. The decrease is primarily due to programs implemented to streamline personnel costs.

         As a result, the Company incurred a net loss of $1,026,157 during the first nine months of 1997, compared to a net loss of $1,248,407 during the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalent totaled $89,623 at September 28, 1997 compared to $722,285 at December 29, 1996. During the first nine months of 1997, the Company generated net proceeds of $1,474,583 (Note 4) from the sale of Convertible Preferred Stock and the issuance of Convertible Promissory Notes. The proceeds were used to fund the operating loss of $1,026,157 in addition to an increase in accounts receivable.

         The Company's primary requirements for capital will be the cost of systems sold, strategic acquisitions, marketing and sales costs associated with the Company's expansion into new target markets.






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

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits
                  (11)   Computation of per share earnings
                  (27)   Financial Data Schedule.

         (b) There were no Reports on Form 8-K filed during the three months-ended September 28, 1997








                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL DATACOMPUTER, INC.


November 12, 1997                  /s/ Malcolm M. Bibby
                                   --------------------------------
                                   Malcolm M. Bibby
                                   President


November 12, 1997                  /s/ Gerald S. Eilberg
                                   --------------------------------
                                   Gerald S. Eilberg
                                   Vice President, Finance and Administration
                                   Chief Financial Officer