Form 10-K
period 1997-12-31
NATIONAL DATACOMPUTER INC
filed 1998-03-31
CIK 812880

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO ____________

                          NATIONAL DATACOMPUTER, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                             04-2942832
   (STATE OR OTHER JURISDICTION                 (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

 900 MIDDLESEX TURNPIKE, BLDG. 5,
     BILLERICA, MASSACHUSETTS                       01821
 (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
             OFFICES)

                                 (978) 663-7677
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, $.08 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]               No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The registrant had revenues of approximately $5,813,000 in the calendar year ended December 31, 1997. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 1998 was approximately $1,541,490. As of March 20, 1998, 1,628,341 shares of Common Stock, $.08 par value per share, of the registrant were outstanding. Unless otherwise indicated, all per share data and information in this Form 10-KSB relating to the number of shares of Common Stock reflect a 1:4 reverse stock split that was effected on December 19, 1996.

================================================================================

                                     PART I

     This annual report on Form 10-KSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 1 "Description of Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" among others, could cause actual future results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

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

     On February 20, 1998, the Company announced the signing of a letter of intent, subject to a definitive agreement, to merge with Infos International, Inc. ("Infos"). Infos is a privately held company with operations currently in Germany, Italy, Portugal and Spain. Established in 1983, Infos designs, manufactures, sells and supports hardware and software systems for Route Accounting, Retail Applications and Sales Support. Infos's current hardware products are based on "Open Systems" architecture which promotes ease and speed of application development and provides for software portability and maintainability. Infos unaudited sales for 1997 are approximately $14,000,000.

     The Company would be the surviving corporation of the merger while the shareholders of Infos would acquire a majority of the issued and outstanding capital stock of the combined entity.

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

HARDWARE

     The Company's hand-held computers ("Datacomputers") include a microprocessor, keyboard, LCD displays and full alphabetic and numeric character sets. Application programs for the Datacomputer can be written on conventional desk-top computers with commonly-used programming languages and then executed on the Datacomputer. Application programs and data in Datacomputers are stored in random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. Datacomputers can receive data through bar-code readers, cables from other computers (including other Datacomputers) and over telephone lines through a modem. The Company's Datacomputer product line includes three models of the Datacomputer, bar-code readers, printers, communication devices, carrying cases, cables and add-on memory boards.

  Datacomputer Model DC4

     The Datacomputer Model DC4 (the "DC4") is a hand-held computer that was introduced in late 1997 and which is designed for use by the Route Service market. The DC4 is an advanced version of the DC 3X described below in that it employs a faster processor and a faster internal modem. The DC4 also incorporates several significant features not available in the DC 3X, such as a touch-screen, a signature capture capability and two slots for PC-cards. The enhanced processing power and ruggedness of the DC4 is drawing interest from markets other than the Company's traditional markets, particularly in Europe. The DC4 is intended to complement rather than replace the DC 3X, which will continue be sold into its present markets. Several hundred DC4 units have been shipped to date and the Company estimates that approximately 15% of its 1997 total revenue in 1997 was attributable to sales of the DC4.

  Datacomputer Model 3X

     The Datacomputer Model 3X (the "DC 3X") is a hand-held "Intel(TM) based" computer designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC 3X contains an industry standard bar-code port that allows quick and convenient scanning of bar-codes for accurate inventory management and supports fixed beam pencil wands, CCD and laser light beam readers for a multitude of scanning applications. The Company estimates that approximately 36% of its 1997 total revenue was attributable to the sale of the DC 3X.

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

  Datacomputer Model 2X

     The Datacomputer Model 2X (the "DC 2X") is an advanced version of the DC
2.5 described below. It has not been introduced to inventory services marketplace, except to two companies. The DC 2X provides all the features of the DC 2.5, but, is also faster, has more memory and provides for a PC card slot option.

     The third largest inventory service company in the United States is one of the Company's customers of the DC 2X, and formerly a customer of the DC 2.5. The Company estimates that approximately 3% of its 1997 total revenue was attributable to the sale of the DC 2X.

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

     The DC 2.5 is marketed primarily to inventory service companies. An inventory service company is an organization that contracts with businesses who maintain large inventories, such as department or retail stores. The Company estimates that approximately 21% of its 1997 total revenue was attributable to the sale of the DC 2.5.

  ICAL Model 100R

     The ICAL Model 100R (the "ICAL 100R") is designed and used for inventory taking for financial and control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. The ICAL 100R is a recent version of a hand-held product sold by the Company to the inventory audit market for the last 17 years. The Company estimates that approximately 6% of its 1997 total revenue was attributable to the sale of the ICAL 100R.

     The primary customers for the ICAL 100R are inventory service companies, which perform inventory taking for retailers and other institutions on a contract basis, and retailers, primarily convenience store chains or others selling large quantities of relatively low priced items.

     Revenues generated by the ICAL 100R are almost exclusively from current customers of the Company who wish to continue to use their installed base of ICAL devices. The Company intends to continue to support the ICAL product line to protect its customers' investments.

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

MARKETING AND DISTRIBUTION

     The Company has separate marketing efforts for its Datacomputer products and its ICAL 100R. Management believes that the Datacomputer products have a wide variety of applications that have not yet been fully exploited by the Company or potential users of the Datacomputer.

     Recognizing the need to focus the Company's limited resources, the Company has applied its business strategy for Datacomputers to a limited number of selected markets. The Company is currently focused in market sectors where businesses distribute their products on routes. The Company believes that the route sales and service market is attractive because (i) customer acceptance of hand-held computers has been established in several sectors; (ii) customers have realized a substantial return on their investment in hand-held computers; and
(iii) the Company enjoys a competitive advantage in this market due to its software and related services. To date, the Company believes it has gained the leading positions in the office coffee service market sector, and has penetrated the beer distribution, bakery, snacks and dairy market sectors.

     The ICAL 100R is sold principally to repeat customers who already have a sizable investment in their use of and applications for ICAL products. The Company devotes relatively few resources to generate additional sales of ICAL units above those demanded by past customers.

     The Company primarily sells and distributes its systems and products through a direct sales force that concentrates on systems sales.

DIRECT SALES FORCE

     The Company believes that the optimum method for the marketing and sale of its products is gained through direct sales. Therefore, direct selling is the Company's primary strategy in the route sales and service market. The Company believes that the key elements to successful direct selling include: (i) maintaining a well-qualified direct sales staff that is experienced in marketing and selling solutions to medium and large accounts; (ii) performing well-executed software solutions; (iii) offering excellent service; and (iv) maintaining good customer references.

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

COMPETITION

     The market for the Company's products is highly competitive and rapidly changing. The Company's competitors include Norand, Symbol Technologies, Telxon and related third-parties, all of which have greater financial, marketing and technical resources than the Company. In addition, larger corporations could enter into the route sales and service segment of the hand-held computer market. The Company competes on the basis of product features, software, quality, service and price.

EMPLOYEES

     As of December 31, 1997, the Company had 44 full-time employees. Of these employees, 8 were engaged in sales and marketing, 11 in service and customer support, 6 in hardware and software development, 12 in manufacturing and 7 in administration and finance. The Company's employees are not represented by a labor union. Management believes that the Company's relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its principal offices and manufacturing operations in a leased 19,000 square foot facility in Billerica, Massachusetts. The Company's lease expires on September 30, 2000. The annual base rent for the Company's leased facilities is approximately $123,300. The lease further provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease. The Company believes that its facilities are adequate for its current needs and that additional space, if required, would be available at competitive rates.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently involved in any material pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since March 7, 1997, the Company's Common Stock has traded on the NASDAQ Small Cap Market Quotation System ("NASDAQ") under the symbol "IDCP". From January 1, 1996 to March 6, 1997, the

Company's Common Stock was traded on the National Quotation Bureau Incorporated ("NQBI") under the symbol "NDCP." On March 20, 1998, the last sale price for the Common Stock as reported by NASDAQ was $1.00 per share.

     For the periods indicated below, the table sets forth the range of high and low sale prices for the Common Stock as reported by NASDAQ and NQBI, as applicable.

                                                             HIGH       LOW
                                                            -------    ------
1996
----

First Fiscal Quarter......................................  $ 11.00    $ 4.00
Second Fiscal Quarter.....................................    20.00     10.00
Third Fiscal Quarter......................................    13.75     11.00
Fourth Fiscal Quarter.....................................    11.25      4.00
1997
----

First Fiscal Quarter......................................  $  6.88    $ 3.88
Second Fiscal Quarter.....................................     3.75      2.00
Third Fiscal Quarter......................................     1.88      1.00
Fourth Fiscal Quarter.....................................     1.00      0.38

     As of March 20, 1998, there were approximately 2,400 stockholders of record of the Company's Common Stock.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared with Year Ended December 29, 1996

     Revenues increased approximately 16% to approximately $5,813,000 in 1997 from approximately $5,032,000 in 1996. The increase in revenues was primarily due to the introduction of Datacomputer model DC4, which contributed to an increase in sales of units of the Company's Datacomputers. Sales of the DC4 accounted for approximately 15% of the Company's total revenues.

     Service and other revenue increased to approximately $1,168,000 in 1997 from approximately $1,029,000 in 1996, an increase of approximately 14%. The Company expects that service and other revenues will continue to rise as the Company's installed base of hand-held computers continues to expand, although no assurance of such a result can be given.

     Cost of sales and services increased approximately 3% to $3,265,000 in 1997 from approximately $3,155,000 in 1996. As a percentage of sales, however, cost of sales and services decreased to approximately 56% in 1997 from approximately 63% in 1996. This decrease is primarily due to the institution of the Company's quality control programs, which improved the quality of the Company's products and led to fewer field support demands and, thereby, lower field support costs.

     Research and development expenses decreased to approximately $1,276,000 in 1997 from approximately $1,303,000 in 1996, a decrease of approximately 2%. The decrease resulted primarily from a reduction in the Company's research and development staff and an increase in the percentage of research and development conducted by the Company internally, which has reduced the level of third-party development costs in many areas. Although no assurance can be given, the Company expects to maintain research and development spending necessary to enhance current products and to develop future products.

     Selling, general and administrative expenses decreased to approximately $2,373,000 in 1997 from approximately $2,624,000 in 1996, a decrease of approximately 10%. The lower level of costs, resulted primarily from the Company's ongoing evaluation of its operations and organizational structure.

     The Company's operating loss was approximately $1,101,000 in 1997 as compared to a loss from operations of approximately $2,051,000 in 1996. The decreased loss was primarily attributable to the increase in the Company's sales and the decrease in the expenses discussed above.

     The Company had interest income in 1997 of approximately $13,000 compared to approximately $34,000 in 1996. The decrease was primarily a result of lower cash balances during 1997.

     Interest expense was approximately $125,000 in 1997 as compared to approximately $26,000 in 1996. This increase resulted primarily from the amortization of approximately $81,000 to interest expense related to the discount on the convertible debt obtained in 1997 (Note 5).

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1997, net cash used for operating activities decreased to $1,786,353, as compared to net cash used in operating activities of $2,592,528 in fiscal 1996. During fiscal 1997 and fiscal 1996, net cash used for investing activities were $143,774 and $8,645, respectively. In fiscal 1997, net cash provided by financing activities was $1,416,573, consisting primarily of the issuance of preferred stock and a convertible note. In fiscal 1996, net cash provided by financing activities was $3,322,988. In fiscal 1997, the Company incurred interest of $404,750 on its Series B, C and D Convertible Preferred Stock as compared to $208,000 with respect to the Series B Convertible Preferred Stock in fiscal 1996. In fiscal 1997, the Company also issued Common Stock valued at $386,000 in satisfaction of interest due on Series B, C, and D Convertible Preferred Stock, as compared to $124,000 in fiscal 1996.

     In March 1998, the Company designated and sold 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $497,900. The warrant expires in March 2000. The Series E Convertible Preferred Stock was sold to the same stockholder of the previously issued Series B, Series C and Series D Convertible Preferred Stock. The proceeds of this financing were allocated to the preferred shares and warrant based on management's estimate of their fair values. This resulted in $214,000 being ascribed to the warrant which was recorded as additional paid-in-capital and $283,900 being recorded as preferred stock. Series E Convertible Preferred Stock has voting rights, dividend preference, liquidation preference, mandatory conversion and Company redemption terms similar to the Company's existing Series B, Series C and Series D Convertible Preferred Stock. The Subscription Agreement for Series E Convertible Preferred Stock offers anti-dilution protection to its shareholders. Series E Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $.75.

     Also in March 1998, the Company refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000. The note bears interest at a rate of 6% per annum, matures in March 1999, and is convertible into shares of the Company's common stock at a conversion price equal to the average closing bid price for the Company's common stock for the five days ending March 6, 1998. The note can be converted at the option of the holder after January 1, 1999.

     The Company, in conjunction with the issuance of the Series E Convertible Preferred Stock, canceled its previously issued warrants to purchase 700,000 shares of common stock for $4.00 per share. Additionally, the Company changed the conversion price on Series B and Series C Convertible Preferred Stock to $2.74 and offered anti-dilution protection to these shareholders. In addition, the holder of the Series E Convertible

Preferred Stock agreed to place into escrow 2,100 shares of the Series B Convertible Preferred Stock that is also owned by this shareholder. The Company may at its option and at any time through January 31, 2000 redeem the escrowed shares of Series B Convertible Preferred Stock at a price of $1,250 per share.

     At December 31, 1997, the Company had cash of $208,731 and a current ratio of 2.1:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 1998. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that uses dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company is in the process of conducting a review of its internal information systems to determine the extent of any Year 2000 problem. Such review includes specific inquiries about the Year 2000 issue posed to the vendors of its software programs. The Company is still gathering information, but although there exists the possibility that Year 2000 issues will be identified, based on such a review to date, the Company does not currently expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition.

     The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENT

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending December 31, 1998. The adoption of SOP 97-2 is not expected have a material effect on the Company's financial position or its results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

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

                                            YEAR
                                        FIRST BECAME
             NAME                AGE      DIRECTOR              POSITION
             ----                ---    ------------            --------
Dr. Malcolm M. Bibby...........  57         1996        Chairman of the Board,
                                                          President, and CEO
William R. Smart...............  77         1989        Director
John P. Ward...................  70         1967        Director

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

     Based solely on a review of copies of such forms furnished to the Company and written representations from executive officers and Directors, the Company believes that all Section 16(a) filings applicable to its executive officers, Directors and ten percent (10%) beneficial owners were complied with during the fiscal year ended December 31, 1997.

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

     The background of each of the Company's current Directors is as follows:

     DR. MALCOLM M. BIBBY has served as a Director of the Corporation since January 1996 and was elected Chairman of the Board in July 1996. Dr. Bibby has also served as President and Chief Executive Officer of the Company since April 1996. He was President of LXE Inc. ("LXE"), a diversified wireless data communications products company, from 1983 to December 1994. During this period LXE's annual revenues grew from approximately $600,000 to approximately $63,000,000. Prior to LXE, Dr. Bibby was an Executive Assistant to the President at Ciba Vision Care, a Vice President of Product Development at Wesley-Jessen, Inc. and a Project Manager/Group Leader for hardware and software development at Monsanto Co. Dr. Bibby holds a Bachelor of Science degree and a Ph.D. both in Electrical Engineering from the University of Liverpool and an Master of Business Administration from the University of Chicago.

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

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and positions held in the Company are as follows:

                NAME                  AGE                      POSITION
                ----                  ---                      --------
Dr. Malcolm M. Bibby................  57     President, Chairman of the Board and CEO
Gerald S. Eilberg...................  64     Vice President of Finance and Administration,
                                               Chief Financial Officer
Joseph C. Pinto.....................  51     Vice President of Operations
Larry F. Yeager.....................  48     Vice President of Research and Development

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

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended December 31, 1997, December 29, 1996, and December 31,1995 ("Fiscal 1997, 1996 and 1995", respectively) to Dr. Malcolm M. Bibby, the Company's President and with the other current executive officers of the Company, who earned total compensation in excess of $100,000 during Fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                      (E)
                                                                                      ---
                                                   ANNUAL COMPENSATION             LONG TERM
                                                -------------------------     COMPENSATION AWARDS
                     (A)                        (B)       (C)        (D)     ---------------------
                     ---                        ---       ---        ---     SECURITIES UNDERLYING
         NAME AND PRINCIPAL POSITION            YEAR     SALARY     BONUS       OPTIONS/SAR(#)
         ---------------------------            ----    --------    -----    ---------------------
Dr. Malcolm M. Bibby(1)(2)....................  1997    $127,818     $0                   0
  President, CEO and Chairman                   1996      72,051      0             118,750
  of the Board                                  1995           0      0                   0
Gerald S. Eilberg(3)..........................  1997    $102,106     $0                   0
  Vice President of Finance and                 1996     102,106      0               5,000
  Administration and CFO                        1995     102,106      0                   0
Larry F. Yeager(3)............................  1997    $100,522     $0                   0
  Vice President of Research                    1996     100,522      0               5,000
  and Development                               1995     100,522      0                   0
Richard C. Calcaterra(4)......................  1997    $101,350     $0                   0
  Former Vice President of Sales                1996      25,338      0              75,000
                                                                                          0
                                                1995           0      0

---------------
(1) On February 28, 1996, May 31, 1996, and November 30, 1996, Incentive Stock Options to purchase 5,250, 48,000, 65,500 shares of Common Stock, respectively, at an exercise price of $6.00 were granted to Mr. Bibby. Such options were subsequently repriced on August 14, 1997 at an exercise price of $1.47 per share. See "Report on Repricing of Options". The options granted to Dr. Bibby have the following vesting periods: (i) 6,000 options were fully vested upon grant (ii) 16,250 vested fully in 1996 (iii) 23,000 vested fully in 1997 (iv) 750 will vest fully in 1998 and (v) the remaining 72,750 vest fully in ten years, but contain the following acceleration clauses: (a) 2,750 will vest 50% if net income before taxes for the five year period ended December 31, 1999 exceeds $1,000,000 and 100% if net income for the five year period exceeds $2,000,000; (b) 25,000 will vest if net income before taxes exceeds $750,000 and sales exceed $8,500,000 in any four consecutive quarters prior to December 31, 1997; (c) up to 45,000 options will vest if sales during any four consecutive quarters exceed $8,500,00 and the following amounts of net income before taxes are exceeded:

                NET INCOME BEFORE TAXES                  OPTIONS THAT VEST
                -----------------------                  -----------------
     $1,000,000........................................        5,000
      1,250,000........................................       10,000
      1,500,000........................................       15,000
      1,750,000........................................       20,000
      2,000,000........................................       27,500
      2,250,000........................................       35,000
      2,500,000........................................       45,000

(2) Dr. Bibby commenced employment with the Company in April 1996.

(3) On August 1, 1996, Incentive Stock Options to purchase 5,000 shares of Common Stock at an exercise price of $5.00 were granted to each of Messrs. Eilberg and Yeager. Such options were subsequently repriced on August 14, 1997 at an exercise price of $1.47 per share. See "Report on Repricing of Options". The options granted to Messrs. Eilberg and Yeager vest 25% in each of 1998, 1999, 2000 and 2001.

(4) On November 26, 1996, Incentive Stock Options to purchase 75,000 shares of Common Stock at an exercise price of $5.00 were granted to Mr. Calcaterra. Such options were subsequently repriced on August 14, 1997 at an exercise price of $1.47 per share. See "Report on Repricing of Options". The options granted to Mr. Calcaterra have the following vesting periods: (i) 25,000 options vest 25% in each of 1997, 1998, 1999 and 2000 (ii) the remaining 50,000 vest fully in ten years, but contain the following acceleration clauses: (a) 12,500 vest 100% if break-even level is reached in 1998; (b) 25,000 will vest at the rate of 1,250 options per $100,000 of net income before taxes in 1998; (c) 12,500 will vest 50% if net income before taxes for the five year period ended December 31, 1999 exceeds $1,000,000 and 100% if net income for the five year period exceeds $2,000,000.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                            AND FY-END OPTION VALUES

                                                                     NUMBER OF UNEXERCISED
                                                                     SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                                                                        OPTIONS/SARS AT       IN-THE-MONEY OPTIONS
                           SHARES ACQUIRED                            FY-END EXERCISABLE/         EXERCISABLE/
        NAME(A)           ON EXERCISE(#)(B)   VALUE REALIZED($)(C)    UNEXERCISABLE(#)(D)    UNEXERCISABLE($)(1)(E)
        -------           -----------------   --------------------   ---------------------   ----------------------
Malcolm M. Bibby........          0                    $0                45,250/73,500                 $0
  President, CEO
Gerald S. Eilberg.......          0                    $0                    15/18,059                 $0
  Vice President Finance
  & Admin. and CFO
Larry F. Yeager.........          0                    $0                    15/16,848                 $0
  Vice President of
  Research & Development
Richard C. Calcaterra...          0                    $0                 6,250/68,750                 $0
  Former Vice President
  of Sales

---------------
(1) In-the-Money options, are those options for which the fair market value of the underlying shares of Common Stock is greater than the exercise price of the option. As of December 31, 1997, Messrs. Bibby, Eilberg, Yeager and Calcaterra had exercisable options to purchase 45,250, 15, 15, and 6,250 shares of Common Stock, respectively, at share exercise prices of $1.47. See "Security Ownership of Certain Beneficial Owners and Management". The fair market value of the Company's Common Stock underlying the options as of December 31, 1997 was $0.56 (NASDAQ Small Cap Market Quotation System closing bid price on December 31, 1997).

COMPENSATION OF DIRECTORS

     During Fiscal 1997, the Company's Directors received an aggregate cash compensation of $9,000 for their services as Directors. Messrs. Ward and Smart received $4,500, respectively.

REPORT ON REPRICING OF OPTIONS

     On August 14, 1997, the Board of Directors approved the repricing of certain options that had been granted previously pursuant to the Company's 1986, 1989, 1994 and 1995 Stock Option Plans. Certain outstanding options of the Company were repriced at $1.47 per share. With the exception of the decrease in the per share exercise price, all other terms of the previously granted options, including original vesting provisions, remained unchanged.

     The Board of Directors approved the repricing of options to reflect the fair market value of the Company's Common Stock based on its current trading activities and to strengthen employee morale by providing an increased incentive for all employees to continue their efforts. At its meeting on August 14, 1997, the Board noted that the options were significantly out-of-the-money and, therefore, ceased to be an employee incentive. The Board believes that the repricing will renew the incentive feature.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 20, 1998, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's voting securities, (ii) each of the Company's Directors, and (iii) all Directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. For purposes of this table, the Common Stock and the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (collectively, the "Preferred Stock") are treated as one class. As of

March 20, 1998, the Company had 1,628,341 shares of Common Stock outstanding and approximately 2,400 stockholders of record. In addition, the Company had 5,950 shares of Preferred Stock outstanding. Each share of Preferred Stock, which has a face value of $1,000, is convertible into Common Stock at a conversion price of $2.74 per share for the Series B, C and D, and $0.75 per share for Series E. Based upon the conversion prices, the Preferred Stock would be convertible into a total of 2,655,718 shares of Common Stock. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such Preferred Stock is convertible. The Company has no other voting securities.

                                               NUMBER OF SHARES
 NAME AND ADDRESS OF BENEFICIAL OWNER(1)      BENEFICIALLY OWNED    PERCENTAGE OF CLASS(2)
 ---------------------------------------      ------------------    ----------------------
Dr. Malcolm M. Bibby(3)...................           72,800                  1.7%
William R. Smart..........................            2,500                     *
John P. Ward(4)...........................           28,868               *
Gerald S. Eilberg(5)......................            8,032                     *
Larry F. Yeager(6)........................           13,430                     *
All Directors and Officers as a Group
  (6 persons)(3)(4)(5)(6)(7)..............          132,271                  3.1%

---------------
 *  Less than 1%.

(1) The address for all of the named persons is c/o National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Preferred Stock voting as a single class.

(3) Includes an aggregate of 45,250 shares of Common Stock underlying vested options to purchase Common Stock.

(4) Includes 10,137 shares held by Mr. Ward's wife for which Mr. Ward disclaims beneficial ownership.

(5) Includes 15 shares of Common Stock underlying vested options to purchase Common Stock.

(6) Includes 15 shares of Common Stock underlying vested options to purchase Common Stock.

(7) Includes an aggregate of 45,420 shares of Common Stock underlying vested options to purchase Common stock held by four of the Company's officers.

     All of the Preferred Stock is registered in the name of RBB Bank AG ("RBB Bank"). RBB Bank is not included in the table above because the Company has been informed that RBB Bank holds such Preferred Stock solely in the capacity of custodian for the benefit of numerous other investors. The Company has been further informed that none of such investors, either individually or in the aggregate with affiliated entities, beneficially owns more than five percent (5%) of the Company's issued and outstanding capital stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-1
Balance Sheet as of December 31, 1997 and December 29,
  1996......................................................    F-2
Statements of Operations for the years ended December 31,
  1997 and December 29, 1996................................    F-4
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 1997 and December 29, 1996.............    F-5
Statements of Cash Flows for the years ended December 31,
  1997 and December 29, 1996................................    F-6
Notes to Financial Statements...............................    F-7

     (a)(2)  Exhibits.

     (i)  The following exhibits are filed herewith:

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3a*        Certificate of Incorporation, as amended. (3c)
3b*        Certificate of Amendment of Certificate of Incorporation to
           increase the number of authorized shares. (3a)
3c*        Certificate of Amendment of Certificate of Incorporation to
           effect a 1:4 reverse split of Common stock.(3b)
3d**       Statement of Designation of Series B Convertible Preferred
           Stock. (4a)
3e**       Statement of increase of shares designated as Series B
           Convertible Preferred Stock. (4b)
3f(+)      Statement of Designation of Series C Convertible Preferred
           Stock. (99a)
3g(+)      Statement of Designation of Series D Convertible Preferred
           Stock. (99b)
3h(++)     Statement of Designation of Series E Convertible Preferred
           Stock. (4(a))
3i(++)     Form of Warrant. (4(c))
3j+        By-Laws. (3.02)
4a         Instruments defining the rights of security holders (see
           Exhibits 3a through 3j).
4b*        Specimen Certificate of Common Stock, $.08 par value per
           share. (4)
10a++%     1994 Stock Option Plan. (10)
10b#%      1995 Stock Option Plan. (10)
10c##%     1997 Stock Option Plan. (unnumbered)
10c<       Form of Regulation S Offshore Subscription Agreement. (4c)
10d(++)    Form of Regulation S Offshore Subscription Agreement. (4(b))
11         Statement Re: Computation of Per Share Earnings.
27         Financial Data Schedule

---------------

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual
     Report on Form 10-K for the fiscal year ended December 29, 1996.
** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current
     Report on Form 8-K filed September 16, 1996.
(+) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current
     Report on Form 8-K filed March 3, 1997.
(++) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current
     Report on Form 8-K filed March 6, 1998.
+ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's
     Registration Statement on Form S-1 filed April 17, 1987.

++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Proxy
     Statement filed August 30, 1994.
# Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1995.
## Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Proxy
     Statement filed December 18, 1997.
<    Previously filed with the Commission as Exhibits to, and
     incorporated herein by reference from, the Company's Current
     Report on Form 8-K/A filed September 18, 1996.
% Management contract or compensatory plan, contract or arrangement.

     Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL DATACOMPUTER, INC.

                                          By: /s/ MALCOLM M. BIBBY

                                            ------------------------------------
                                                      Malcolm M. Bibby
                                                         President

Date: March 30, 1998

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

                       NAME                                      CAPACITY                    DATE
                       ----                                      --------                    ----

/s/ MALCOLM M. BIBBY                                 Chairman of the Board, President   March 30, 1998
---------------------------------------------------    and Chief Executive Officer
Malcolm M. Bibby                                       (principal executive officer)

/s/ WILLIAM R. SMART                                 Director                           March 30, 1998
---------------------------------------------------
William R. Smart

/s/ JOHN P. WARD                                     Director                           March 30, 1998
---------------------------------------------------
John P. Ward

/s/ GERALD S. EILBERG                                Chief Financial Officer            March 30, 1998
---------------------------------------------------    (principal financial and
Gerald S. Eilberg                                      accounting officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Datacomputer, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 1997 and December 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
March 30, 1998

                          NATIONAL DATACOMPUTER, INC.

                                 BALANCE SHEET

                                                                                       UNAUDITED
                                                                                       PRO FORMA
                                                       DECEMBER 31,   DECEMBER 29,    DECEMBER 31,
                                                           1997           1996       1997 (NOTE 10)
                                                       ------------   ------------   --------------
                                              ASSETS
Current Assets:
  Cash and cash equivalents..........................  $    208,731   $    722,285    $    631,631
  Accounts receivable, net of allowance for doubtful
     accounts of $108,602 and $98,174 at December 31,
     1997 and December 29, 1996, respectively........     1,545,319        621,037       1,545,319
  Inventories........................................     1,298,979      1,479,153       1,298,979
  Other current assets...............................        59,800        153,741          59,800
                                                       ------------   ------------    ------------
     Total current assets............................     3,112,829      2,976,216       3,535,729
Fixed assets, net....................................       259,512        234,530         259,512
                                                       ------------   ------------    ------------
                                                       $  3,372,341   $  3,210,746    $  3,795,241
                                                       ============   ============    ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Convertible debt to related party..................  $     75,000   $         --    $         --
  Current obligations under capital lease............        41,810         21,424          41,810
  Accounts payable...................................       349,807        125,454         349,807
  Accrued payroll and related taxes..................       127,675        171,104         127,675
  Accrued expenses -- other..........................       264,024        377,584         264,024
  Accrued interest on preferred stock (Note 7).......       102,750         84,000         102,750
  Deferred revenues, current portion.................       470,125        678,625         470,125
  Deferred compensation..............................        45,214         45,742          45,214
                                                       ------------   ------------    ------------
     Total current liabilities.......................     1,476,405      1,503,933       1,401,405
Convertible debt to related party....................       158,730             --         158,730
Obligations under capital lease......................        70,617        114,828          70,617
Deferred revenues....................................        38,143         75,143          38,143
                                                       ------------   ------------    ------------
                                                          1,743,895      1,693,904       1,668,895
                                                       ------------   ------------    ------------

                                                                                       UNAUDITED
                                                                                       PRO FORMA
                                                       DECEMBER 31,   DECEMBER 29,    DECEMBER 31,
                                                           1997           1996       1997 (NOTE 10)
                                                       ------------   ------------   --------------
Commitments (Note 8)
Stockholders' equity
  Preferred stock, Series A convertible, $0.001 par
     value; 20 shares authorized; 0 shares issued and
     outstanding at December 31, 1997 and December
     29, 1996........................................            --             --              --
  Preferred stock, Series B convertible $0.001 par
     value; 4,200 shares authorized, issued and
     outstanding at December 31, 1997 and December
     29, 1996, respectively (liquidating preference
     of $4,200,000)..................................     3,685,206      3,685,206       3,685,206
  Preferred stock, Series C convertible $0.001 par
     value; 900 shares authorized; 900 and 0 shares
     issued and outstanding at December 31, 1997 and
     December 29, 1996, respectively (liquidating
     preference of $900,000).........................       808,412             --         808,412
  Preferred stock, Series D convertible $0.001 par
     value; 350 shares authorized; 350 and 0 shares
     issued and outstanding at December 31, 1997 and
     December 29, 1996, respectively (liquidating
     preference of $350,000).........................       303,995             --         303,995
  Preferred stock, Series E convertible $0.001 par
     value; 500 shares authorized; 0 shares issued
     and outstanding at December 31, 1997 and
     December 29, 1996, and 500 shares issued and
     outstanding pro forma (liquidating preference of
     $500,000).......................................            --             --         283,900
  Common stock, $0.08 par value; 5,000,000 shares
     authorized; 1,628,332 and 1,251,925 shares
     issued and outstanding at December 31, 1997 and
     December 29, 1996, respectively.................       130,267        100,154         130,267
  Capital in excess of par value.....................    10,310,761      9,755,957      10,524,761
  Accumulated deficit................................   (13,165,753)   (11,548,437)    (13,165,753)
  Unamortized stock compensation.....................       (93,173)      (124,769)        (93,173)
  Notes receivable -- employees......................      (351,269)      (351,269)       (351,269)
                                                       ------------   ------------    ------------
     Total stockholders' equity......................     1,628,446      1,516,842       2,126,346
                                                       ------------   ------------    ------------
                                                       $  3,372,341   $  3,210,746    $  3,795,241
                                                       ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                            STATEMENT OF OPERATIONS

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1997           1996
                                                              ------------   ------------
Revenues
  Net product revenue.......................................  $ 4,644,903    $ 4,003,376
  Service and other revenue.................................    1,167,875      1,028,638
                                                              -----------    -----------
                                                                5,812,778      5,032,014
Cost of sales and services..................................    3,264,805      3,155,416
                                                              -----------    -----------
                                                                2,547,973      1,876,598
                                                              -----------    -----------
Operating expenses:
  Research and development..................................    1,275,916      1,302,678
  Selling, general and administrative.......................    2,373,285      2,624,461
                                                              -----------    -----------
                                                                3,649,201      3,927,139
                                                              -----------    -----------
Loss from operations........................................   (1,101,228)    (2,050,541)
Other income (expense):
  Interest and other income.................................       13,258         33,865
  Interest expense..........................................     (124,596)       (25,914)
                                                              -----------    -----------
Net loss....................................................  $(1,212,566)   $(2,042,590)
                                                              ===========    ===========
Calculation of net loss per common share and dilutive share
  equivalent:
  Net loss..................................................  $(1,212,566)   $(2,042,590)
  Preferred stock preferences (Notes 2 and 7)...............     (667,412)    (5,408,000)
                                                              -----------    -----------
Net loss attributable to common stockholders................  $(1,879,978)   $(7,450,590)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (1.40)   $     (6.17)
                                                              ===========    ===========
Weighted average shares.....................................    1,343,876      1,207,442
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                           COMMON STOCK
                                  PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK      --------------------
                                     SERIES B                SERIES C                SERIES D
                               ---------------------   ---------------------   ---------------------
                                        NET ISSUANCE            NET ISSUANCE            NET ISSUANCE                 PAR
                               SHARES      PRICE       SHARES      PRICE       SHARES      PRICE        SHARES      VALUE
                               ------   ------------   ------   ------------   ------   ------------   ---------   --------
Balance at December 30,
  1995.......................     --     $       --      --       $     --       --       $     --     1,169,436   $ 93,555
Net loss.....................
Issuance of preferred
  stock......................  4,200      3,685,206
Interest on preferred stock
  (Note 7)...................
Issuance of common stock.....                                                                             33,969      2,717
Issuance of common stock
  under consulting
  agreement..................                                                                             31,192      2,495
Amortization of stock
  compensation...............
Issuance of common stock in
  satisfaction of accrued
  interest...................                                                                             17,328      1,387
Stock subscription receivable
  paid.......................
                               -----     ----------     ---       --------      ---       --------     ---------   --------
Balance at December 29,
  1996.......................  4,200      3,685,206                                                    1,251,925    100,154
Net loss.....................
Issuance of preferred
  stock......................                           900        867,183      350        337,400
Interest on preferred stock
  (Note 7)...................
Issuance of common stock in
  satisfaction of accrued
  interest...................                                                                            303,490     24,280
Amortization of stock
  compensation...............
Discounted conversion rate on
  Preferred Stock............                                     (172,266)               (136,998)
Amortization of discounted
  conversion rate on
  Preferred Stock............                                      146,308                 116,354
Issuance of common stock as
  payment of issuance cost on
  preferred stock and
  covertible debt............                                      (32,813)                (12,761)       72,917      5,833
Discounted conversion rate on
  convertible debt...........
                               -----     ----------     ---       --------      ---       --------     ---------   --------
Balance at December 31,
  1997.......................  4,200     $3,685,206     900       $808,412      350       $303,995     1,628,332   $130,267
                               =====     ==========     ===       ========      ===       ========     =========   ========

                                COMMON STOCK
                                ------------
                                                                            PREFERRED
                                 CAPITAL IN      NOTES      UNAMORTIZED       STOCK                           TOTAL
                                   EXCESS      RECEIVABLE      STOCK       SUBSCRIPTION   ACCUMULATED     STOCKHOLDERS'
                                OF PAR VALUE   EMPLOYEES    COMPENSATION    RECEIVABLE      DEFICIT      EQUITY (DEFICIT)
                                ------------   ----------   ------------   ------------   ------------   ----------------
Balance at December 30,
  1995.......................   $ 9,438,978    $(351,269)    $      --       $(50,268)    $ (9,297,847)    $  (166,851)
Net loss.....................                                                               (2,042,590)     (2,042,590)
Issuance of preferred
  stock......................                                                                                3,685,206
Interest on preferred stock
  (Note 7)...................                                                                 (208,000)       (208,000)
Issuance of common stock.....        40,900                                                                     43,617
Issuance of common stock
  under consulting
  agreement..................       153,466                   (155,961)                                             --
Amortization of stock
  compensation...............                                   31,192                                          31,192
Issuance of common stock in
  satisfaction of accrued
  interest...................       122,613                                                                    124,000
Stock subscription receivable
  paid.......................                                                  50,268                           50,268
                                -----------    ---------     ---------       --------     ------------     -----------
Balance at December 29,
  1996.......................     9,755,957     (351,269)     (124,769)            --      (11,548,437)      1,516,842
Net loss.....................                                                               (1,212,566)     (1,212,566)
Issuance of preferred
  stock......................                                                                                1,204,583
Interest on preferred stock
  (Note 7)...................                                                                 (404,750)       (404,750)
Issuance of common stock in
  satisfaction of accrued
  interest...................       361,720                                                                    386,000
Amortization of stock
  compensation...............                                   31,596                                          31,596
Discounted conversion rate on
  Preferred Stock............       309,264                                                                         --
Amortization of discounted
  conversion rate on
  Preferred Stock............      (262,662)                                                                        --
Issuance of common stock as
  payment of issuance cost on
  preferred stock and
  covertible debt............        48,856                                                                      9,115
Discounted conversion rate on
  convertible debt...........        97,626                                                                     97,626
                                -----------    ---------     ---------       --------     ------------     -----------
Balance at December 31,
  1997.......................   $10,310,761    $(351,269)    $ (93,173)      $     --     $(13,165,753)    $ 1,628,446
                                ===========    =========     =========       ========     ============     ===========

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       YEAR ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 29,
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................  $(1,212,566)    $(2,042,590)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................      132,977          83,973
     Amortization of stock compensation.....................       31,596          31,192
     Amortization of deferred debt issuance costs and debt
      discount..............................................       91,952              --
     Gain on sale of property and equipment.................           --          (1,780)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable...........     (924,282)        577,857
       (Increase) decrease in inventories...................      180,174        (206,229)
       (Increase) decrease in other current assets..........       92,460        (136,609)
       (Decrease) increase in accounts payable..............      224,353        (208,537)
       Decrease in accrued expenses and deferred
compensation................................................     (157,517)       (567,462)
       Decrease in deferred revenues........................     (245,500)       (122,343)
                                                              -----------     -----------
          Net cash used for operating activities............   (1,786,353)     (2,592,528)
                                                              -----------     -----------
Cash flows from investing activities:
  Purchases of fixed assets.................................     (143,774)        (14,295)
  Proceeds from sale of fixed assets........................           --           5,650
                                                              -----------     -----------
          Net cash used for investing activities............     (143,774)         (8,645)
                                                              -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of issuance
     costs..................................................    1,204,583       3,685,206
  Proceeds from issuance of convertible note to related
     party..................................................      250,000              --
  Proceeds from preferred stock subscription receivable.....           --          50,268
  Repayment of borrowings...................................           --        (440,000)
  Payments of obligations under capital lease...............      (38,010)        (16,103)
  Proceeds from issuance of common stock, net of issuance
     costs..................................................           --          43,617
                                                              -----------     -----------
          Net cash provided by financing activities.........    1,416,573       3,322,988
                                                              -----------     -----------
Net increase (decrease) in cash and cash equivalents........     (513,554)        721,815
Cash and cash equivalents at beginning of year..............      722,285             470
                                                              -----------     -----------
Cash and cash equivalents at end of year....................  $   208,731     $   722,285
                                                              ===========     ===========
Supplemental Cash Flow Information:
  Cash paid for interest....................................  $    18,894     $    33,613
  Non-cash investing and financing activities:
     Accrued interest on Series B preferred stock charged to
      accumulated deficit...................................      102,750          84,000
     Purchase of property and equipment under capital
      lease.................................................       14,185         142,813
     Demo equipment previously included in inventory
      reclassified to fixed assets..........................                       19,412
     Common stock issued in satisfaction of interest on
      Series B, C and D preferred stock.....................      386,000         124,000
     Common stock issued as payment of issuance cost for
      preferred stock ($45,574) and convertible debt
      ($9,115)..............................................       54,689              --

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

     National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets and services a line of hand-held battery powered microprocessor-based data collection products and computers and associated peripherals for use in mobile operations.

     In 1997 and 1996, the Company used cash for operations of $1.8 million and $2.6 million, respectively. The Company has financed its operations primarily through the issuance of preferred stock and convertible debt totaling $1.5 million in 1997 and $3.7 million in 1996. The Company expects to finance its short-term and long-term operating and financing requirements from cash generated from operations and with the proceeds from the issuance of the Series E Preferred Stock in March 1998 which generated $498,000. If the Company is not successful in attaining and sustaining sufficient cash from operations, it will need to reduce operating costs and or raise additional financing to maintain its operations.

     On December 28, 1997, the Board of Directors of the Company voted to change the end of the Company's fiscal year from the last Sunday in December to December 31.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in US Treasury securities, and accordingly, these instruments are subject to minimal credit and market risk. These investments, which totaled $0 and $199,255 at December 31, 1997 and December 29, 1996, respectively, are classified as held to maturity and have been recorded at amortized cost, which approximates their fair market value. No realized or unrealized gains or losses have been recognized.

  Revenue Recognition

     The Company recognizes revenue for products upon shipment. Revenue from installation and training is recognized upon completion of the project. Service revenue is recognized ratably over the contractual periods.

  Concentration of Credit Risk

     The Company sells its products to customers in diverse industries nationwide, particularly delivery based services such as bakeries and beer distributors. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from two customers accounted for approximately 48% of total accounts receivable at December 31, 1997. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Fixed Assets

     Fixed Assets are recorded at cost and depreciated over the estimated useful lives of the assets principally using accelerated methods. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are expensed as incurred.

                          NATIONAL DATACOMPUTER, INC.

  Loss Per Share

     Loss per share is determined by dividing net loss, after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding during the year.

     Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 7) are added to the net loss to determine the amount of net loss attributable to common stockholders.

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The new standard replaces the presentation of primary and fully diluted earnings per share as prescribed in Accounting Principles Board Opinion No. 15, "Earnings per Share", with a presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

     Common share equivalents consist of 2,625,444 and 1,436,472 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock and convertible debt (Notes 5 and 7) at December 31, 1997 and December 29, 1996, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding as their inclusion would be anti-dilutive. The adoption of SFAS No. 128 had no effect on the Company's per share calculation as the Company incurred net losses for the years ended December 31, 1997 and December 29, 1996.

  Stock Compensation

     The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). In January 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", for disclosure purpose only (Note 7).

  Research and Development and Computer Software Development Costs

     Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at December 31, 1997 or December 29, 1996.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at December 31, 1997 and December 29, 1996, and the reported results of operations during the two years in the period ended December 31, 1997. Actual results could differ from those estimates.

  New Accounting Pronouncement

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2

                          NATIONAL DATACOMPUTER, INC.

provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending December 31, 1998. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or its results of operations.

  Reclassifications

     Customer service support costs in the amount of $709,505 have been reclassified from selling, general and administrative costs to cost of sales and services in the fiscal 1996 statement of operation to conform with the current year presentation.

3.  INVENTORIES

     Inventories consist of the following:

                                                      DECEMBER 31,    DECEMBER 29,
                                                          1997            1996
                                                      ------------    ------------
Raw materials.......................................   $  623,593      $  351,860
Work-in-process.....................................      450,238         592,741
Finished goods......................................      225,148         534,552
                                                       ----------      ----------
                                                       $1,298,979      $1,479,153
                                                       ==========      ==========

4.  FIXED ASSETS

     Fixed assets consists of the following:

                                                             ESTIMATED
                                                           USEFUL LIVES    DECEMBER 31,  DECEMBER 29,
                                                            (IN YEARS)         1997          1996
                                                           -------------   ------------  ------------
Production and engineering equipment.....................       3-5         $  809,363    $  746,921
Furniture, fixtures and office equipment.................        5             717,629       622,112
Leasehold improvements...................................  Life of lease        23,021        23,021
                                                                            ----------    ----------
                                                                            $1,550,013    $1,392,054
Less -- accumulated depreciation and amortization........                    1,290,501     1,157,524
                                                                            ----------    ----------
                                                                            $  259,512    $  234,530
                                                                            ==========    ==========

     At December 31, 1997, office and engineering equipment under capital lease totaled $156,998. Related accumulated amortization of equipment under capital lease totaled $77,100 at December 31, 1997. At December 29, 1996, office and engineering equipment under capital lease totaled $142,813, with related accumulated amortization of $28,563.

5.  CONVERTIBLE DEBT TO RELATED PARTY

     In March 1997, the Company issued an unsecured Convertible Promissory Note for $250,000 to the majority stockholder. The note bears interest at the rate of 6% per annum and had an original maturity date of March 1998. In March 1998, $175,000 of this note was refinanced and will mature in March 1999.

     The note is convertible at the option of the holder into shares of the Company's common stock at a price of $2.74 per share. The discount of $97,626 implicit in the conversion terms at the date of issuance, based upon the market price for the Company's common stock on that date, was recorded as a debt discount and

                          NATIONAL DATACOMPUTER, INC.

additional paid in capital. The debt discount is being amortized over the term of the note as a charge to interest expense. Amortization of the debt discount totaled $81,356 and was recorded in the fourth quarter of 1997.

     As payment for certain issuance costs associated with the issuance of the convertible debt, the Company issued 12,153 shares of unregistered common stock at a value of $9,115. The Company has capitalized these costs in addition to $4,000 of issuance costs paid in cash, as deferred debt issuance costs. Amortization is provided using the straight-line method over the term of the note. Amortization of debt issuance costs totaled $10,596 in 1997.

6.  INCOME TAXES

     Deferred tax assets are comprised of the following at December 31, 1997 and December 29, 1996:

                                                   DECEMBER 31,      DECEMBER 29,
                                                       1997              1996
                                                   ------------      ------------
Net operating loss carryforwards.................  $ 4,189,000       $ 3,746,000
Business tax credit carryforwards................      297,000           286,000
Other............................................      127,000           101,000
                                                   -----------       -----------
Gross deferred tax asset.........................  $ 4,613,000       $ 4,133,000
Deferred tax asset valuation allowance...........   (4,613,000)       (4,133,000)
                                                   -----------       -----------
                                                   $        --       $        --
                                                   ===========       ===========

     The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                              YEAR ENDED
                                                     ----------------------------
                                                     DECEMBER 31,    DECEMBER 29,
                                                         1997            1996
                                                     ------------    ------------
Statutory federal rate.............................     (34.0)%         (34.0)%
State taxes........................................      (6.0)%          (6.0)%
Non-deductible expenses............................       0.4%            0.1%
Other..............................................      (4.0)%          (2.3)%
Valuation allowance on deferred tax assets.........      43.6%           42.2%
                                                        -----           -----
                                                          0.0%            0.0%
                                                        =====           =====

     The Company has generated losses from operations in each of the last two years and has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions, including continued development and market acceptance of new products and expansion of the Company's customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

     At December 31, 1997, the Company has net operating loss and tax credit carryforwards for federal tax purposes of $11,402,000 and $296,000, respectively, which expire in various years through 2012 and 2004, respectively. The Company has state net operating loss carryforwards for tax purposes of $4,976,000, which expire in various years through 2002.

     Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

                          NATIONAL DATACOMPUTER, INC.

7.  STOCKHOLDERS' EQUITY

  Stock Options

     In 1989, 1994 and 1995, the Board of Directors approved the 1989 Stock Option Plan, the 1994 Stock Option Plan and the 1995 Stock Option Plan (the "Plans"), respectively. The Plans provide for the granting of incentive stock options and non-qualified stock options to purchase up to 323,685 shares of common stock of the company to employees, officers, directors and consultants. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than the lesser of 50% of the fair market value per share of the common stock on the date of grant or the book value per share of common stock as of the end of the fiscal year immediately preceding the date of grant. The term of options granted under the Plans cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). Outstanding options are written generally with five to ten year vesting periods, some with acceleration if certain profitability levels are reached, and are fully exercisable by 2007.

     On August 19 1997, the Board of Directors, subject to approval of the stockholders, adopted the 1997 stock option plan which provides for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock of the Company will be reserved for issuance in accordance with the terms of the 1997 Plan.

     A summary of the status of the Company's stock option plans as of December 31, 1997 and December 29, 1996 are summarized as follows:

                                                           DECEMBER 31, 1997      DECEMBER 29, 1996
                                                          --------------------   --------------------
                                                                      WEIGHTED               WEIGHTED
                                                                      AVERAGE                AVERAGE
                                                          NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                                           OPTIONS     PRICE      OPTIONS     PRICE
                                                          ---------   --------   ---------   --------
Outstanding at beginning of year........................   288,972     $4.82      123,521     $4.19
Granted.................................................    16,875      1.47      292,650      4.94
Exercised...............................................        --        --           --        --
Canceled................................................   (28,131)     4.07     (127,199)     4.49
                                                           -------     -----     --------     -----
Outstanding at end of year..............................   277,716     $1.56      288,972     $4.82
                                                           =======     =====     ========     =====
Exercisable at end of year..............................    59,778     $1.85       54,248     $4.64
                                                           =======     =====     ========     =====
Weighted average fair value of options granted during
  the period............................................               $1.47                  $4.94
                                                                       =====                  =====

     On August 14, 1997, the Board of Directors approved the repricing of certain outstanding options with original exercise prices ranging from $4.00 - $20.00 to a $1.47 exercise price. The exercise price of the repriced options equaled the fair market value of the Company's common stock on the date of repricing.

                          NATIONAL DATACOMPUTER, INC.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                               WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                                                   REMAINING         NUMBER OF     EXERCISE PRICE OF
                                  NUMBER       CONTRACTUAL LIFE,      OPTIONS           OPTIONS
        EXERCISE PRICE          OUTSTANDING        IN YEARS         EXERCISABLE       EXERCISABLE
        --------------          -----------    -----------------    -----------    -----------------
$ 1.47........................    269,148            8.48              52,590            $1.47
  4.00........................      6,355            6.02               6,355             4.00
  5.00........................      1,375            8.92                  --               --
  6.40........................        383            5.06                 383             6.40
  8.00........................        317            2.99                 317             8.00
 20.00........................        133            1.97                 133            20.00
                                  -------                              ------            -----
          Total...............    277,711                              59,778            $1.85
                                  =======                              ======            =====

     The Company did not recognize any compensation expense under APB No. 25 during the years ending December 31, 1997 and December 29, 1996.

     As discussed in Note 2, the Company elected to adopt SFAS No. 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 29,
                                                                  1997            1996
                                                              ------------    ------------
Net loss:
  As reported...............................................   $1,212,566      $2,042,590
  Pro forma.................................................   $1,304,272      $2,262,187
Basic and diluted net loss per share:
  As reported...............................................   $     1.40      $     6.17
  Pro forma.................................................   $     1.47      $     6.35

     The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997 and 1996, respectively:

     I.      Dividend yield of 0% for both periods;
     II.     Expected volatility of 291% and 250%;
     III. Risk free interest rates of 6.34% - 6.71% for options granted during the year ended December 31, 1997 and 5.81% - 6.87% for the year ended December 29, 1996; and
     IV. Weighted average expected option term of 10 years for both periods.

     Because options vest over several years and additional options grants are expected to be made in subsequent years, the above pro forma disclosures are not necessarily representative of the pro forma effects on reported net income
(loss) for future years.

COMMON STOCK

     In January 1996, the Company entered into an agreement with a consulting firm, whereby the Company would compensate the firm for their services through the issuance of 31,192 shares of the Company's common stock. The value of these shares at the time of issuance was estimated by management to be approximately

                          NATIONAL DATACOMPUTER, INC.

$156,000, which is being amortized to expense over the five year term of the agreement. Unamortized amounts are presented as a reduction of stockholders' equity in the accompanying balance sheet.

     On October 4, 1996, the Board of Directors approved an increase in the number of authorized shares of Common Stock to 5,000,000 shares.

     At December 31, 1997, the Company had reserved 2,648,596 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock and convertible debt.

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

     Each share of the Series B Convertible Preferred Stock is convertible at any time at the option of the holders into shares of common stock pursuant to a ratio based upon the quoted market price of the Company's common stock. The Series B Convertible Preferred Stock will convert into a number of shares of common stock computed by dividing the stated value of preferred stock to be converted by the average bid price for the Company's common stock for the five days prior to the conversion, discounting the average bid price by forty percent. However, in no event will the conversion price exceed $6.00 or be lower than $4.00 per share.

     The minimum conversion price of $4.00 will be eliminated if, at any time prior to March 31, 1999, the Company's stockholders' equity, as reported in any annual report filed on Form 10-KSB, or quarterly report on Form 10-QSB, is below $1,000,000. The Company can require conversion on the above terms at any time after March 31, 1999.

     The estimated discount of $5,200,000 implicit in the conversion terms at the dates of issuance of the Series B Convertible Preferred Stock, based upon the quoted bid price for the Company's common stock on those dates, has been included in the computation of net loss per share (Note 2) for the year ended December 29, 1996.

     In addition, the Series B Convertible Preferred Stock has preference over the common stock with respect to the payment of dividends. The amount of the dividend for each share of Series B Convertible Preferred Stock, when and if declared by the Company's Board of Directors, is equal to the amount of the per share dividend of common stock declared multiplied by the number of shares of common stock into which the Series B Convertible Preferred Stock is then convertible.

     In addition to the dividend preference, the holders of Series B Convertible Preferred Stock shall receive interest equal to 8% per annum of the stated value of such Series B Convertible Preferred Stock. Such interest will accrue from the original issuance date, and shall be payable in cash or common stock, at the Company's option, on a quarterly basis, commencing with the fiscal quarter ended June 30, 1996. Payment of interest due with respect to those shares of Series B Convertible Preferred Stock that remain issued and outstanding at the end of each of the Company's fiscal quarters shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

     During the year ended December 31, 1997 and December 29, 1996, the Company incurred interest in the amount of $336,000 and $208,000 respectively, which has been recorded as a charge to accumulated deficit. During 1997, 230,340 shares of common stock were issued in satisfaction of the accrued interest for 1997 and 26,886 shares of common stock were issued in satisfaction of the accrued and unpaid interest due for 1996. In addition $84,000 of interest remains unpaid, and is included in accrued interest at December 31, 1997.

                          NATIONAL DATACOMPUTER, INC.

     Upon liquidation of the Company, the holders of Series B Preferred Stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of Series B Convertible Preferred Stock, plus all dividends which have been accrued and are unpaid.

     In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap Market or the National Association of Securities Dealers Electronic Bulletin Board, equals or exceeds $20.00 per share for a period of twenty consecutive trading days, the Company may redeem the Series B Convertible Preferred Stock at a price of $1,000 per share.

  Series C Convertible Preferred Stock

     In February 1997, the Board of Directors approved the designation of 900 shares of the Company's unissued preferred stock, $.001 par value, as Series C Convertible Preferred Stock. During 1997, the Company sold 900 shares of newly designated Series C Convertible Preferred Stock for net proceeds of $867,183. As payment of certain offering costs associated with the issuance of the Series C Convertible Preferred stock, the Company issued 43,751 shares of unregistered common stock for a value of $32,813 based on the quoted market price.

     The holders of Series C Convertible Preferred Stock are entitled to receive dividends, when and if declared by the Board of Directors before any cash dividend is declared and paid to common stockholders, payable in cash or common stock.

     The holders of Series C Convertible Preferred Stock are entitled to receive interest equal to 6% per annum of the stated value. Such interest shall be payable in cash or common stock at the Company's option, on a quarterly basis commencing on March 31, 1997. Payment of interest due with respect to those shares of Series C Convertible Preferred Stock that remain issued and outstanding at the end of each of the Company's fiscal quarters shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

     During the year ended December 31, 1997, the Company incurred interest in the amount of $49,500 which has been recorded as a charge to accumulated deficit. During 1997, 33,311 shares of common stock were issued in satisfaction of the accrued interest for 1997. In addition, $13,500 of interest remains unpaid, and is included as accrued interest at December 31, 1997.

     Upon liquidation of the Company, the holders of Series C Convertible Preferred Stock have preference over common stockholders to receive liquidating distributions which equal the stated value of such shares of Series C Convertible Preferred Stock, plus all dividends which have been accrued and are unpaid.

     The Series C preferred stockholders are entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series C Convertible Preferred Stock are convertible on the record date established. The Series C shareholders are entitled to vote with the holders of all other classes of securities as a single class.

     Each share of the Series C Convertible Preferred Stock is convertible into common stock, at the option of the shareholder, at a rate equal to the stated value of Series C convertible shares divided by the conversion price of $3.20. Holders of Series C Convertible Preferred Stock may not convert for a period of 365 days from the date of issuance.

     The discount of $172,266 implicit in the conversion terms at the date of issuance of the Series C Convertible Preferred Stock, based upon the market price for the Company's common stock on the date of issuance, has been recorded as a discount on the preferred stock and an increase to additional paid in capital. The amortization of the conversion discount of $146,308 has been included in the computation of net loss per share (Note 2) for the year ended December 31, 1997.

                          NATIONAL DATACOMPUTER, INC.

     In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap Market or the National Association of Securities Dealers Electronic Bulletin Board, equals or exceeds $20.00 per share for a period of twenty consecutive trading days, after the lock-up period expires, the Company may redeem the Series C Convertible Preferred Stock at a price of $1,000 per share.

  Series D Convertible Preferred Stock

     In February 1997, the Board of Directors approved the designation of 350 shares of the Company's unissued preferred stock, $.001 par value, as Series D Convertible Preferred Stock. During 1997, the Company sold 350 shares of newly designated Series D Convertible Preferred Stock for net proceeds of $337,400. As payment of certain offering costs associated with the issuance of the Series D Convertible Preferred Stock, the Company issued 17,013 shares of unregistered common stock for a value of $12,761 based upon the quoted market price.

     The holders of Series D Convertible Preferred Stock are entitled to receive dividends, when and if declared by the Board of Directors before any cash dividend is declared and paid to common stockholders, payable in cash or common stock.

     The holders of Series D Convertible Preferred Stock are entitled to receive interest equal to 6% per annum of the stated value. Such interest shall be payable in cash or common stock at the Company's option, on a quarterly basis commencing on March 31, 1997. Payment of interest due with respect to those shares of Series D Convertible Preferred Stock that remain issued and outstanding at the end of each of the Company's fiscal quarters shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

     During the year ended December 31, 1997, the Company incurred interest in the amount of $19,250, which has been recorded as a charge to accumulated deficit. During 1997, 12,953 shares of common stock were issued in satisfaction of the accrued interest. In addition, $5,250 of interest remains unpaid, and is included as accrued interest at December 31, 1997.

     Upon liquidation of the Company, the holders of Series D Convertible Preferred Stock have preference over common stockholders to receive liquidating distributions which equal the stated value of such shares of Series D Convertible Preferred Stock, plus all dividends which have been accrued and are unpaid.

     The Series D preferred stockholders are entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series D Convertible Preferred Stock are convertible on the record date established. The Series D shareholders are entitled to vote with the holders of all other classes of securities as a single class.

     Each share of the Series D Convertible Preferred Stock is convertible into common stock, at the option of the shareholder, at a rate equal to the stated value of Series D convertible shares divided by the conversion price of $2.74. Stockholders of Series D Convertible Preferred Stock may not convert for a period of 365 days from the date of issuance.

     The discount of $136,998 implicit in the conversion terms at the date of issuance of the Series D Convertible Preferred Stock, based upon the market price for the Company's common stock on the date of issuance, has been recorded as a discount on the preferred stock and an increase to additional paid in capital. The amortization of the conversion discount of $116,354 has been included in the computation of net loss per share (Note 2) for the year ended December 31, 1997.

     In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap Market or the National Association of Securities Dealers Electronic Bulletin Board, equals or exceeds $20.00 per share for a period of twenty consecutive trading days, after the lock-up period expires, the Company may redeem the Series D Convertible Preferred Stock at a price of $1,000 per share.

                          NATIONAL DATACOMPUTER, INC.

  Reverse Stock Split

     On October 4, 1996, the stockholders approved a 1:4 reverse stock split of the Company's common stock ("the Reverse Split"). Accordingly, all shares, per share amounts, conversion ratios, stock option and warrant data have been restated to retroactively reflect the reverse split.

  Issuance of Warrants

     On January 17, 1996, the Company issued warrants to purchase 90,000 shares of the Company's common stock at $5.24 per share to all of the former holders of the Company's Series A Convertible Preferred Stock. These warrants were immediately exercisable and expire after three years. These warrants were issued in consideration of the conversion of the Series A Convertible Preferred Stock. The fair value of these warrants was estimated by management and determined to be materially consistent with the amount of dividends waived by the holders of Series A Convertible Preferred Stock.

     In July 1996, the Company also issued warrants to purchase a total of 7,500 shares of the Company's common stock at $6.00 per share to two unrelated parties. These warrants were immediately exercisable and expire after three years. The value of these warrants at the time of issuance has been estimated by management and determined not to be material to the Company's financial position and results of operations.

     In September 1997, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $4.00 per share to the Series B stockholders. These warrants are exercisable immediately and expire on September 30, 2000. The value of these warrants at the time of issuance was estimated by management to be negligible, based primarily upon the market price of the Company's stock, accordingly, no compensation cost has been recorded. In March 1998, these warrants were canceled in conjunction with the issuance of the Series E Convertible Preferred Stock (Note 10).

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

8.  COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2000. The lease contains an option for renewal and requires the payment of taxes and other operating costs. At December 31, 1997, future minimum rental payments under the operating lease amounted to $471,000 payable as follows:

Year ending:
  1998......................................................    $171,000
  1999......................................................     171,000
  2000......................................................     129,000

     Rent expense totaled $171,376 and $167,080 during the years ended December 31, 1997 and December 29, 1996, respectively.

                          NATIONAL DATACOMPUTER, INC.

     The Company also leases certain equipment under capital leases expiring at various dates through the year 2001. Future minimum lease payments under capital leases, with remaining terms of one year or more, consist of the following at December 31, 1997:

Year ending:
  1998......................................................    $ 56,000
  1999......................................................      48,000
  2000......................................................      30,000
  2001......................................................       1,000
                                                                --------
Total minimum lease payments................................    $135,000
Less: amount representing interest..........................      23,000
                                                                --------
Present value...............................................    $112,000
                                                                ========

9.  FINANCIAL INSTRUMENTS

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

     Fair values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and convertible debt approximate their carrying values at December 31, 1997 and December 29, 1996.

10.  SUBSEQUENT EVENTS

     In March 1998, the Company designated and sold 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $497,900. The warrant expires in March 2000. The Series E Convertible Preferred Stock was sold to the same stockholder of the previously issued Series B, Series C and Series D Convertible Preferred Stock. The proceeds of this financing were allocated to the preferred shares and warrant based on management's estimate of their fair values. This resulted in $214,000 being ascribed to the warrant which was recorded as additional paid-in-capital and $283,900 being recorded as preferred stock. Series E Convertible Preferred Stock has voting rights, dividend preference, liquidation preference, mandatory conversion and Company redemption terms similar to the Company's existing Series B, Series C and Series D Convertible Preferred Stock. The Subscription Agreement for Series E Convertible Preferred Stock offers anti-dilution protection to its shareholders. Series E Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $.75.

     Also in March 1998, the Company refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000. The note bears interest at a rate of 6% per annum, matures in March 1999, and is convertible into shares of the Company's common stock at a conversion price equal to the average closing bid price for the Company's common stock for the five days ending March 6, 1998. The note can be converted at the option of the holder after January 1, 1999.

     The unaudited pro forma balance sheet reflects the financial position of the Company at December 31, 1997 as if the transactions in the preceding two paragraphs had taken place on that date.

     The Company, in conjunction with the issuance of the Series E Convertible Preferred Stock, canceled its previously issued warrants to purchase 700,000 shares of common stock for $4.00 per share. Additionally, the Company changed the conversion price on Series B and Series C Convertible Preferred Stock to $2.74 and

                          NATIONAL DATACOMPUTER, INC.

offered anti-dilution protection to these shareholders. In addition, the holder of the Series E Convertible Preferred Stock agreed to place into escrow 2,100 shares of the Series B Convertible Preferred Stock that is also owned by this shareholder. The Company may at its option and at any time through January 31, 2000 redeem the escrowed shares of Series B Convertible Preferred Stock at a price of $1,250 per share.

PROPOSED TRANSACTION

     On February 20, 1998, the Company announced the signing of a letter of intent, subject to a definitive agreement, to merge with Infos International, Inc. ("Infos"). Infos is a privately held company with operations currently in Germany, Italy, Portugal and Spain. Established in 1983, Infos designs, manufactures, sells and supports hardware and software systems for Route Accounting, Retail Applications and Sales Support. Infos's current hardware products are based on "Open Systems" architecture which promotes ease and speed of application development and provides for software portability and maintainability. Infos' unaudited sales for 1997 are approximately $14,000,000.

     The Company would be the surviving corporation of the merger while the shareholders of Infos would acquire a majority of the issued and outstanding capital stock of the combined entity.