Form 10QSB
period 1998-03-31
NATIONAL DATACOMPUTER INC
filed 1998-05-15
CIK 812880

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
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

         Registrant's telephone number including area code (978)663-7677

                  ---------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                         Yes___X_____     No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

COMMON STOCK, $0.08 PAR VALUE                              1,628,342
   (Title of each class)                                (number of shares)

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                  Page No.
ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheet as of
         March 31, 1998 (unaudited) and December 31,1997...............3

         Statement of Operations
         for the three months ended
         March 31, 1998 and March 30, 1997 (unaudited).................4

         Statement of Changes in
         Stockholders' Equity for the three
         months ended March 31, 1998 (unaudited).......................5

         Statement of Cash Flows
         for the three months ended
         March 31, 1998 and March 30, 1997 (unaudited).................6

         Notes to Financial Statements.................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS....................................9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................11

ITEM 2.  Changes in Securities........................................11

ITEM 3.  Defaults upon Senior Securities..............................11

ITEM 4.  Submissions of Matters to a Vote of Security Holders.........11

ITEM 5.  Other Information............................................11

ITEM 6.  Exhibits and Reports on Form 8 - K...........................11

SIGNATURES............................................................12


NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------




                                                                                              March 31,          December 31,
                                                                                                 1998                1997
                                                                                             (Unaudited)
Assets
Current Assets:

    Cash and cash equivalents                                                              $      650,152      $      208,731
    Accounts receivable, net of allowance for doubtful accounts                                   983,093           1,545,319
    Inventories                                                                                 1,576,734           1,298,979
    Other current assets                                                                           76,196              59,800
                                                                                           ---------------     ---------------

       Total current assets                                                                     3,286,175           3,112,829

Fixed assets, net                                                                                 230,799             259,512
                                                                                           ---------------     ---------------

                                                                                           $    3,516,974      $    3,372,341
                                                                                           ===============     ===============

Liabilities and stockholders' equity
Current Liabilities:
    Convertible debt to related party                                                      $      175,000      $       75,000
    Current obligations under capital lease                                                        29,749              41,810
    Accounts payable                                                                              358,836             349,807
    Accrued payroll and related taxes                                                             122,269             127,675
    Accrued expenses - other                                                                      228,760             264,024
    Accrued interest on preferred stock                                                           205,500             102,750
    Deferred revenues, current portion                                                            609,163             470,125
    Deferred compensation                                                                          39,205              45,214
                                                                                           ---------------     ---------------

       Total current liabilities                                                                1,768,482           1,476,405

Convertible debt to related party                                                                       -             158,730
Obligations under capital lease                                                                    70,617              70,617
Deferred revenues                                                                                  38,143              38,143
                                                                                           ---------------     ---------------

                                                                                                1,877,242           1,743,895
                                                                                           ---------------     ---------------



Stockholders' equity
    Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; 0 shares issued and outstanding at March 31, 1998 and December 31, 1997              -                   -

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares
       authorized, issued and outstanding (liquidating preference of $4,200,000)                3,685,206           3,685,206

    Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)                    834,370             808,412

    Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference $350,000)                       324,639             303,995

    Preferred stock, Series E convertible $0.001 par value; 500 shares authorized; 500 and 0 shares issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively (liquidating preference of $500,000)                       273,880                   -

    Common stock, $0.08 par value; 5,000,000 shares authorized; 1,628,342 and 1,628,332
       shares issued and outstanding at March 31, 1998 and December 31, 1997, respectively        130,268             130,267

    Capital in excess of par value                                                             10,478,158          10,310,761
    Accumulated deficit                                                                       (13,650,347)        (13,165,753)
    Unamortized stock compensation                                                                (85,173)            (93,173)
    Notes receivable - employees                                                                 (351,269)           (351,269)
                                                                                             -------------       -------------

       Total stockholders' equity                                                               1,639,732           1,628,446
                                                                                           ---------------     ---------------

                                                                                           $    3,516,974      $    3,372,341
                                                                                           ===============     ===============



                  The accompanying notes are an integral part
                         of these financial statements.


NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------

                                                                        First Fiscal Quarter Ended


                                                                 March 31, 1998               March 30, 1997
                                                                   (Unaudited)                 (Unaudited)
Revenues
       Net product revenue                                  $              471,141       $            1,243,464
       Service and other revenue                                           430,612                      291,974
                                                            -----------------------      -----------------------

                                                                           901,753                    1,535,438

Cost of sales and services                                                 574,262                      821,625
                                                            -----------------------      -----------------------

                                                                           327,491                      713,813
                                                            -----------------------      -----------------------

Operating expenses:
       Research and development                                            206,021                      377,290
       Selling, general and administrative                                 477,622                      631,105
                                                            -----------------------      -----------------------

                                                                           683,643                    1,008,395
                                                            -----------------------      -----------------------

Loss from operations                                                      (356,152)                    (294,582)

Other income (expense):
       Interest and other income                                                                          1,735
       Interest expense                                                    (25,692)                      (5,481)
                                                            -----------------------      -----------------------

Net loss                                                    $             (381,844)      $             (298,328)
                                                            =======================      =======================

Calculation of net loss per common share and dilutive share equivalent:

       Net loss                                             $             (381,844)      $             (298,328)
       Preferred stock preferences                                        (363,351)                     (96,500)
                                                            -----------------------      -----------------------

Net loss attributable to common stockholders                $             (745,195)      $             (394,828)
                                                            =======================      =======================

Basic and diluted net loss per share                        $                (0.46)      $                (0.32)
                                                            =======================      =======================

Weighted average shares                                                  1,628,332                    1,251,925
                                                            =======================      =======================




                  The accompanying notes are an integral part
                         of these financial statements.


NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

                                    PREFERRED STOCK SERIES B        PREFERRED STOCK SERIES C        PREFERRED STOCK SERIES D
                                  ----------------------------    ----------------------------    ----------------------------

                                                NET ISSUANCE                    NET ISSUANCE                    NET ISSUANCE
                                     SHARES        PRICE            SHARES         PRICE             SHARES         PRICE

Balance at December 31, 1997          4,200     $3,685,206             900        $808,412              350        $303,995

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Amortization of stock compensation

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                            25,958                           20,644

Adjustment for fractional shares


                                     -------   ------------         -------     -----------           -------    -----------

Balance at March 31, 1998             4,200     $3,685,206             900        $834,370              350        $324,639
                                     =======   ============         =======     ===========           =======    ===========



NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

                                           PREFERRED STOCK SERIES E                   COMMON STOCK
                                         ----------------------------    -------------------------------------
                                                                                                    CAPITAL IN         NOTES
                                                       NET ISSUANCE                       PAR        EXCESS          RECEIVABLE
                                           SHARES          PRICE          SHARES         VALUE     OF PAR VALUE      EMPLOYEES

Balance at December 31, 1997                    -                       1,628,332      $130,267     $10,310,761      ($351,269)

Net loss

Issuance of preferred stock                   500          273,880                                      214,000

Interest on preferred stock (Note 7)

Amortization of stock compensation

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                                                (46,602)

Adjustment for fractional shares                                               10             1              (1)


                                            -------      -----------   -----------    ----------   -------------    -----------

Balance at March 31, 1998                     500         $273,880      1,628,342      $130,268     $10,478,158      ($351,269)
                                            =======      ===========   ===========    ==========   =============    ============



NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
-----------------------------------------------------------------------------------------

                                             UNAMORTIZED                          TOTAL
                                                STOCK         ACCUMULATED     STOCKHOLDERS'
                                             COMPENSATION       DEFICIT          EQUITY

Balance at December 31, 1997                  ($93,173)       ($13,165,753)    $1,628,446

Net loss                                                          (381,844)     ($381,844)

Issuance of preferred stock                                                      $487,880

Interest on preferred stock (Note 7)                              (102,750)     ($102,750)

Amortization of stock compensation               8,000                             $8,000

Amortization of discounted
  conversion rate on Preferred
   Stock

Adjustment for fractional shares

                                             -----------     --------------   -----------

Balance at March 31, 1998                     ($85,173)       ($13,650,347     $1,639,732
                                             ===========     ==============   ============


                  The accompanying notes are an integral part
                         of these financial statements.


NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
---------------------------------------------------------------------------------------------------------------------------




                                                                                     March 31, 1998        March 30, 1997
                                                                                       (Unaudited)           (Unaudited)


Cash flows from operating activities:
     Net loss                                                                   $         (381,844)     $         (298,328)
     Adjustments to reconcile net loss to net
        cash provided by (used for) operating activities:
        Depreciation and amortization                                                       28,713                  25,622
        Amortization of stock compensation                                                   8,000                   7,799
        Amortization of deferred debt issuance costs
           and debt discount                                                                18,789                       -
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                      562,226                (408,010)
           (Increase) decrease in inventories                                             (277,755)                 26,319
           Increase in other current assets                                                (18,915)                (23,492)
           Increase in accounts payable                                                      9,029                 115,674
           Decrease in accrued expenses
               and deferred compensation                                                   (46,679)               (152,201)
           Increase in deferred revenues                                                   139,038                  47,267
                                                                                  -----------------       -----------------

     Net cash provided by (used for) operating activities                                   40,602                (659,350)
                                                                                  -----------------       -----------------

Cash flows from investing activities:
     Purchases of fixed assets                                                                   -                 (10,242)
                                                                                  -----------------       -----------------

     Net cash used for investing activities                                                      -                 (10,242)
                                                                                  -----------------       -----------------

Cash flows from financing activities:
     Proceeds from issuance of  preferred stock and warrants,
        net of issuance costs                                                              487,880               1,224,583
     Proceeds from issuance of convertible note to related party                                 -                 250,000
     Principal payment on convertible debt                                                 (75,000)                      -
     Principal payments on obligations under capital lease                                 (12,061)                (10,414)
                                                                                  -----------------       -----------------

     Net cash provided by financing activities                                             400,819               1,464,169
                                                                                  -----------------       -----------------

Net increase in cash and cash equivalents                                                  441,421                 794,577
Cash and cash equivalents at beginning of year                                             208,731                 722,285
                                                                                  -----------------       -----------------

Cash and cash equivalents  at end of period                                     $          650,152      $        1,516,862
                                                                                  =================       =================


Supplemental Cash Flow Information:
     Cash paid for interest                                                     $            9,422      $            5,416
     Non-cash investing and financing activities:
        Accrued Interest on preferred stock charged to
           accumulated deficit                                                             102,750                  99,000
        Purchase of property and equipment  under capital lease                                  -                   7,720



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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discount implicit in the conversion terms upon issuance of preferred stock are added to the net loss to determine the amount of net loss attributable to common stockholders.

      RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

         Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at March 31, 1998 or March 30, 1997.


3.    INVENTORIES

      Inventories consist of the following:                     MARCH 31,                DECEMBER 31,
                                                                   1998                      1997
                                                          -----------------------    ----------------------

      Raw Material                                              $ 756,934                  $ 623,593
      Work-in-process                                             546,510                    450,238
      Finished goods                                              273,290                    225,148
                                                          -----------------------    ----------------------

                               Total                           $1,576,734                 $1,298,979
                                                          =======================    ======================

         Inventories are stated at the lower of cost (first-in, first-out) or market.




4.    CONVERTIBLE PREFERRED STOCK AND PROMISSORY NOTE

      In March 1998, the Company designated and sold 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $487,880. The warrant expires in March 2000. The Series E Convertible Preferred Stock was sold to the same stockholder of the previously issued Series B, Series C and Series D Convertible Preferred Stock. The proceeds of this financing were allocated to the preferred shares and warrant based on an estimate of their fair values. This resulted in $214,000 being ascribed to the warrant which was recorded as additional paid-in-capital and $273,880 being recorded as preferred stock. Series E Convertible Preferred Stock has voting rights, dividend preference, liquidation preference, mandatory conversion and Company redemption terms similar to the Company's existing Series B, Series C and Series D Convertible Preferred Stock. The Subscription Agreement for Series E Convertible Preferred Stock offers anti-dilution protection to its shareholders. Series E Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $.75.

      The Company, in conjunction with the issuance of the Series E Convertible Preferred Stock, canceled its previously issued warrants to purchase 700,000 shares of common stock for $4.00 per share. Additionally, the Company changed the conversion price on the Series B and Series C Convertible Preferred Stock to $2.74 and offered anti-dilution protection to these shareholders. In addition, the shareholder of the Series E Convertible Preferred Stock agreed to place into escrow 2,100 shares of the Series B Convertible Preferred Stock that is also owned by this shareholder. The Company may at its option and at any time through January 31, 2000 redeem the escrowed shares of Series B Convertible Preferred Stock, which has a face value of $1,000 per share, at a price of $1,250 per share.

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



RESULTS OF OPERATIONS


         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 30, 1997.

         Total revenues in the first quarter of fiscal year 1998 were $901,753 compared to $1,535,438 in the prior comparable quarter, a decrease of 41%. The decrease in revenue was attributable to a decrease in sales of units of the Company's Datacomputers which decreased approximately 62% to $471,141 during the three months ended March 31, 1998, from $1,243,464 during the prior comparable quarter.

         Service and other revenues for the current quarter were $430,612 compared to $291,974 for the previous comparable quarter, an increase of 47%. The Company expects that service and other revenues will continue to rise as a result of improved maintenance and pricing policies instituted.

         Cost of sales and services, as a percentage of net revenues, increased to 64% during the three months ended March 31, 1998 from 54% during the prior comparable period. The increase is primarily attributable to a higher percentage of peripheral sales in the first three months of 1998 which carry a lower margin.

         Research and development expenses decreased to $206,021 in the first three months of 1998, from $377,291 for the same period in 1997, a decrease of approximately 45%. The decrease resulted primarily from a reduction in the Company's product development staff due to the completion of the new Datacomputer model DC4 which was introduced in the later part of 1997.

         Selling, general and administrative expenses decreased to $477,622 in the first three months of 1998 from $631,105 for the same period in 1997, a decrease of approximately 24%. The lower level of costs resulted primarily from the Company's ongoing programs of streamlining its operations and organizational structure.

         The Company's operating loss was $356,152 during the three months ended March 31, 1998, compared to a loss from operations of $294,582 during the three months ended March 30, 1997. The increased loss was primarily attributable to the decrease in the Company's sales.

         Interest expenses was $25,692 in the first three months of 1998, compared to $5,481 in the first three months of 1997. This increase resulted primarily from the amortization of approximately $16,000 to interest expense related to the discount on the convertible debt obtained in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $650,152 at March 31, 1998 compared to $208,731 at December 31, 1997. The increase in cash was due primarily to cash generated from the sale of 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $487,880.

         The Company also refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000.

         At March 31, 1998, the Company had cash of $650,152 and a current ratio of 1.9:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of 1998. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

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

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits
                  (11)   Statement Re: Computation of Per Share Earnings.
                  (27)   Financial Data Schedule.

         (b) Form 8-K was filed on January 12, 1998 describing the Company's change in fiscal year from the last Sunday in December to December 31.

         (c) Form 8-K was filed on February 18, 1998 describing sales of equity securities pursuant to regulation S.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL DATACOMPUTER, INC.


May 13, 1998                               /s/ Malcolm M. Bibby
                                           --------------------------------
                                           Malcolm M. Bibby
                                           President


May 13, 1998                               /s/ Gerald S. Eilberg
                                           --------------------------------
                                           Gerald S. Eilberg
                                           Vice President, Finance and
                                           Administration
                                           Chief Financial Officer