Form 10QSB
period 1998-06-30
NATIONAL DATACOMPUTER INC
filed 1998-08-14
CIK 812880

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                                04-2942832
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification #)

900 Middlesex Turnpike, Bldg. 5
Billerica, Ma.                                                               01821
(Address of principal executive offices)                                   (Zip Code)

         Registrant's telephone number including area code (978) 663-7677

                  ---------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes X     No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

COMMON STOCK, $0.08 PAR VALUE                                     1,896,994
    (Title of each class)                                     (number of shares)

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheet as of
          June 30, 1998 (unaudited) and December 31,1997...................3

         Statement of Operations
          Three and six months ended
           June 30, 1998 and June 29, 1997 (unaudited).....................4

         Statement of Changes in
          Stockholders' Equity for the six
           months ended June 30, 1998 (unaudited)..........................5

         Statement of Cash Flows
          for the six months ended
           June 30, 1998 and June 29, 1997 (unaudited).....................6

         Notes to Financial Statements.....................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS........................................9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................12

ITEM 2.  Changes in Securities.............................................12

ITEM 3.  Defaults upon Senior Securities...................................12

ITEM 4.  Submissions of Matters to a Vote of Security Holders..............12

ITEM 5.  Other Information.................................................12

ITEM 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURES.................................................................13

NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
--------------------------------------------------------------------------------




                                                                                                         June 30,      December 31,
                                                                                                           1998            1997
                                                                                                        (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                                          $    603,451   $    208,731
     Accounts receivable, net of allowance for doubtful accounts                                             770,685      1,545,319
     Inventories                                                                                           1,593,762      1,298,979
     Other current assets                                                                                    143,490         59,800
                                                                                                        ------------   ------------
          Total current assets                                                                             3,111,388      3,112,829

Fixed assets, net                                                                                            207,484        259,512
                                                                                                        ------------   ------------
                                                                                                        $  3,318,872   $  3,372,341
                                                                                                        ============   ============
Liabilities and stockholders' equity
Current Liabilities:
     Convertible debt to related party                                                                  $    175,000   $     75,000
     Current obligations under capital lease                                                                  19,918         41,810
     Accounts payable                                                                                        190,198        349,807
     Accrued payroll and related taxes                                                                       165,783        127,675
     Accrued expenses - other                                                                                228,459        264,024
     Accrued interest on preferred stock                                                                       3,500        102,750
     Deferred revenues, current portion                                                                      602,932        470,125
     Deferred compensation                                                                                    27,620         45,214
                                                                                                        ------------   ------------
          Total current liabilities                                                                        1,413,410      1,476,405

Convertible debt to related party                                                                                 --        158,730
Obligations under capital lease                                                                               70,617         70,617
Deferred revenues                                                                                             38,143         38,143
                                                                                                        ------------   ------------
                                                                                                           1,522,710      1,743,895
                                                                                                        ------------   ------------
Stockholders' equity
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
          authorized; 0 shares issued and outstanding at June 30, 1998 and December 31, 1997                      --             --

     Preferred stock, Series B convertible $0.001 par value; 4,200 shares
          authorized, issued and outstanding (liquidating preference of $4,200,000)                        3,685,206      3,685,206

     Preferred stock, Series C convertible $0.001 par value; 900 shares
          authorized, issued and outstanding (liquidating preference of $900,000)                            834,370        808,412

     Preferred stock, Series D convertible $0.001 par value; 350 shares
          authorized, issued and outstanding (liquidating preference $350,000)                               324,639        303,995

     Preferred stock, Series E convertible $0.001 par value; 500 shares authorized; 500 and 0 shares issued and outstanding at June 30, 1998 and December 31, 1997,
          respectively (liquidating preference of $500,000)                                                  273,880             --

     Common stock, $0.08 par value; 5,000,000 shares authorized; 1,896,994 and 1,628,332
          shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively                 151,760        130,267

     Capital in excess of par value                                                                       10,764,916     10,310,761
     Accumulated deficit                                                                                 (13,809,627)   (13,165,753)
     Unamortized stock compensation                                                                          (77,173)       (93,173)
     Notes receivable - employees                                                                           (351,269)      (351,269)
                                                                                                        ------------   ------------
          Total stockholders' equity                                                                       1,796,702      1,628,446
                                                                                                        ------------   ------------
                                                                                                        $  3,318,872   $  3,372,341
                                                                                                        ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             Second Fiscal Quarter              Six Months
                                                                                     Ended                         Ended
                                                                           -----------    -----------    -----------    -----------
                                                                            June 30,        June 29,       June 30,       June 29,
                                                                              1998            1997           1998           1997
                                                                                   (Unaudited)                   (Unaudited)
Revenues
       Net product revenue                                                 $   915,536    $   875,070    $ 1,386,677    $ 2,119,034
       Service and other revenue                                               417,966        314,723        848,578        606,197
                                                                           -----------    -----------    -----------    -----------
                                                                             1,333,502      1,189,793      2,235,255      2,725,231

Cost of sales and services                                                     682,928        720,167      1,257,190      1,541,792
                                                                           -----------    -----------    -----------    -----------
                                                                               650,574        469,626        978,065      1,183,439
                                                                           -----------    -----------    -----------    -----------
Operating expenses:
       Research and development                                                212,465        361,397        418,486        738,687
       Selling, general and administrative                                     489,716        647,457        967,338      1,278,562
                                                                           -----------    -----------    -----------    -----------
                                                                               702,181      1,008,854      1,385,824      2,017,249
                                                                           -----------    -----------    -----------    -----------
Loss from operations                                                           (51,607)      (539,228)      (407,759)      (833,810)

Other income (expense):
       Interest income                                                           1,056          4,897          1,056          6,633
       Interest expense                                                         (5,979)        (4,557)       (31,671)       (10,039)
                                                                           -----------    -----------    -----------    -----------
Net  loss                                                                  $   (56,530)   $  (538,888)   $  (438,374)   $  (837,216)
                                                                           ===========    ===========    ===========    ===========

Calculation of net loss per common share and dilutive share equivalent:

       Net loss                                                            $   (56,530)   $  (538,888)   $  (438,374)   $  (837,216)
       Preferred stock preferences                                            (102,750)      (102,750)      (466,102)      (199,250)
                                                                           -----------    -----------    -----------    -----------
Net loss attributable to common shareholders                               $  (159,280)   $  (641,638)   $  (904,476)   $(1,036,466)
                                                                           ===========    ===========    ===========    ===========
Basic and diluted net loss per share                                       $     (0.10)   $     (0.50)   $     (0.51)   $     (0.82)
                                                                           ===========    ===========    ===========    ===========
Weighted average shares and dilutive
       share equivalents outstanding                                         1,666,740      1,272,607      1,771,383      1,262,266
                                                                           ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------


                                         PREFERRED STOCK SERIES B      PREFERRED STOCK SERIES C      PREFERRED STOCK SERIES D
                                        ---------------------------   ---------------------------   ---------------------------

                                                       NET ISSUANCE                  NET ISSUANCE                  NET ISSUANCE
                                           SHARES          PRICE         SHARES         PRICE          SHARES         PRICE
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997                   4,200   $  3,685,206            900   $    808,412            350   $    303,995

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Amortization of stock compensation

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                                   25,958                        20,644

Adjustment for fractional shares


                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1998                      4,200   $  3,685,206            900   $    834,370            350   $    324,639
                                        ============   ============   ============   ============   ============   ============

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Amortization of stock compensation

Issuance of common stock
   in satisfaction of accrued
   interest

Adjustment for fractional shares
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1998                       4,200   $  3,685,206            900   $    834,370            350   $    324,639
                                        ============   ============   ============   ============   ============   ============



                                         PREFERRED STOCK SERIES E                   COMMON STOCK
                                        ---------------------------   ------------------------------------------
                                                                                                     CAPITAL IN       NOTES
                                                       NET ISSUANCE                      PAR           EXCESS       RECEIVABLE
                                           SHARES         PRICE         SHARES           VALUE      OF PAR VALUE    EMPLOYEES
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997                      --                     1,628,332   $    130,267   $ 10,310,761   $   (351,269)

Net loss

Issuance of preferred stock                      500        273,880                                      214,000

Interest on preferred stock (Note 7)

Amortization of stock compensation

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                                                 (46,602)

Adjustment for fractional shares                                                10              1             (1)


                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1998                        500   $    273,880      1,628,342   $    130,268   $ 10,478,158   $   (351,269)
                                        ============   ============   ============   ============   ============   ============

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Amortization of stock compensation

Issuance of common stock
   in satisfaction of accrued
   interest                                                                268,649         21,492        286,758

Adjustment for fractional shares                                                 3
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1998                         500   $    273,880      1,896,994   $    151,760   $ 10,764,916   $   (351,269)
                                        ============   ============   ============   ============   ============   ============


                                         UNAMORTIZED                     TOTAL
                                           STOCK       ACCUMULATED    STOCKHOLDERS'
                                        COMPENSATION      DEFICIT        EQUITY
                                        ------------   ------------   ------------
Balance at December 31, 1997            $    (93,173)  $(13,165,753)  $  1,628,446

Net loss                                                   (381,844)  $   (381,844)

Issuance of preferred stock                                           $    487,880

Interest on preferred stock (Note 7)                       (102,750)  $   (102,750)

Amortization of stock compensation             8,000                  $      8,000

Amortization of discounted
  conversion rate on Preferred
   Stock

Adjustment for fractional shares


                                        ------------   ------------   ------------
Balance at March 31, 1998               $    (85,173)  $(13,650,347)  $  1,639,732
                                        ============   ============   ============

Net loss                                                    (56,530)  $    (56,530)

Issuance of preferred stock

Interest on preferred stock (Note 7)                       (102,750)  $   (102,750)

Amortization of stock compensation             8,000                  $      8,000

Issuance of common stock
   in satisfaction of accrued
   interest                                                           $    308,250

Adjustment for fractional shares
                                        ------------   ------------   ------------
Balance at June 30, 1998                $    (77,173)  $(13,809,627)  $  1,796,702
                                        ============   ============   ============

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------



                                                                    June 30, 1998   June 29, 1997
                                                                     (Unaudited)     (Unaudited)

Cash flows from operating activities:
     Net loss                                                        $  (438,374)    $  (837,216)
     Adjustments to reconcile net loss to net
          cash provided by (used for) operating activities:
          Depreciation and amortization                                   57,585          53,097
          Amortization of stock compensation                              16,000          15,596
          Amortization of deferred debt issuance costs
              and debt discount                                           18,789              --
          Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                 774,634        (552,623)
              Increase in inventories                                   (294,783)       (245,552)
              (Increase) decrease in other current assets                (86,209)         33,326
              (Decrease) increase in accounts payable                   (159,609)        257,297
              Decrease in accrued expenses
                  and deferred compensation                              (11,550)       (125,231)
              Increase (decrease) in deferred revenues                   132,807        (145,347)
                                                                     -----------     -----------
     Net cash provided by (used for) operating activities                  9,290      (1,546,653)
                                                                     -----------     -----------
Cash flows from investing activities:
     Purchases of fixed assets                                            (5,557)       (117,949)
                                                                     -----------     -----------
     Net cash used for investing activities                               (5,557)       (117,949)
                                                                     -----------     -----------
Cash flows from financing activities:
     Proceeds from issuance of  preferred stock and warrants,
          net of issuance costs                                          487,880       1,224,583
     Proceeds from issuance of convertible note to related party              --         250,000
     Principal payment on convertible debt                               (75,000)             --
     Principal payments on obligations under capital lease               (21,893)        (21,166)
                                                                     -----------     -----------
     Net cash provided by financing activities                           390,987       1,453,417
                                                                     -----------     -----------
Net increase in cash and cash equivalents                                394,720        (211,185)
Cash and cash equivalents at beginning of year                           208,731         722,285
                                                                     -----------     -----------
Cash and cash equivalents  at end of period                          $   603,451     $   511,100
                                                                     ===========     ===========
Supplemental Cash Flow Information:
     Cash paid for interest                                          $    12,882     $     9,902
     Non-cash investing and financing activities:
          Accrued Interest on preferred stock charged to
              accumulated deficit                                        205,500         205,500
          Purchase of property and equipment  under capital lease             --          14,185
          Common stock issued in satisfaction of interest on
              preferred stock                                            308,250          84,000


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

      INTERIM PERIODS

            In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

            Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at June 30, 1998 or June 29, 1997.


3.    INVENTORIES

      Inventories consist of the following:          JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                    ----------      ----------
      Raw Material                                  $  765,108      $  623,593
      Work-in-process                                  552,412         450,238
      Finished goods                                   276,242         225,148
                                                    ----------      ----------

            Total                                   $1,593,762      $1,298,979
                                                    ==========      ==========

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



RESULTS OF OPERATIONS


      THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 29, 1997.

      Total revenue during the three months ended June 30, 1998 was $1,333,502, an increase of 12%, compared to total revenue of $1,189,793 during the prior comparable quarter. Revenue from product sales increased by 5% to $915,536 during the three months ended June 30, 1998, compared to $875,070 during the prior comparable quarter.

      Service and other revenue increased by 33% to $417,966 during the three months ended June 30, 1998, compared to $314,723 during the prior comparable quarter. The Company expects that service and other revenues will continue to rise as a result of improved maintenance and pricing policies instituted.

      Cost of sales and services, as a percentage of net revenues, decreased to 51% during the three months ended June 30, 1998 from 61% during the prior comparable period. This decrease is primarily attributable to the institution of the Company's quality control programs, which improved the quality of the Company's products and led to fewer field support demands and, thereby, lower field support costs.

      Research and development expenses decreased to $212,465 in the second quarter of 1998, from $361,397 for the same period in 1997, a decrease of approximately 41%. The decrease resulted primarily from a reduction in the Company's product development staff due in part to the completion of the new Datacomputer model DC4 which was introduced in the later part of 1997.

      Selling, general and administrative expenses decreased to $489,715 in the second quarter of 1998, from $647,457 for the same period in 1997, a decrease of approximately 24%. The lower level of costs resulted primarily from the Company's ongoing programs of streamlining its operations and organizational structure, combined with, higher legal and professional fees in the second quarter of 1997 associated with the Company's filing and listing on NASDAQ stock market.

      As a result, the Company incurred a net loss of $56,529 during the three months ended June 30, 1998, compared to a net loss of $538,888 during the three months ended June 29, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 29,
1997.

      The Company's total revenue for the six months ended June 30, 1998 were $2,235,255 which represents an 18% decrease from total revenue of $2,725,231 for the same period of the prior fiscal year. The decrease in revenue was attributable to a decrease in sales of units of the Company's Datacomputers which decreased 35% to $1,386,677 during the six months ended June 30, 1998 from $2,119,034 during the same period in the prior fiscal year.

      Service and other revenue for the six months ended June 30, 1998 were $848,578 compared to $606,197 for the same period of the prior fiscal year, an increase of 40%. The Company expects that service and other revenues will continue to rise as a result of improved maintenance and pricing policies instituted.

      Cost of sales and services as a percentage of revenues for the six months ended June 30, 1998 was 56% as compared to 57% for the same period of the prior fiscal year. The improved gross margin resulted from the institution of the Company's quality control programs, which led to fewer field support demands and, thereby, lower field support costs. This was offset by a higher percentage of peripheral sales in the first three months of 1998 which carry a lower margin.

      Research and development expenses for the six months ended June 30, 1998 decreased to $418,486 as compared to $738,687 for the same period in 1997, a decrease of approximately 43%. The decrease resulted primarily from a reduction in the Company's product development staff due to the completion of the new Datacomputer model DC4 which was introduced in the later part of 1997.

      Selling, general and administrative expenses for the six months ended June 30, 1998 decreased to $967,337 as compared to $1,278,562 for the same period in 1997, a decrease of approximately 24%. The lower level of costs resulted primarily from the Company's ongoing programs of streamlining its operations and organizational structure, combined with, higher legal and professional fees in the six months of 1997 associated with the Company's filing and listing on NASDAQ stock market.

      As a result, the Company's operating loss for the six months ended June 30, 1998 was $407,759 as compared to an operating loss of $833,810 for the same period of the prior fiscal year.

      Interest expenses was $31,671 in the first six months of 1998, compared to $10,039 for the same period of the prior fiscal year. This increase resulted primarily from the amortization of approximately $23,000 to interest expense related to the discount on the convertible debt obtained in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a cash balance of $603,451 at June 30, 1998 compared to $208,731 at December 31, 1997. The increase in cash was due primarily to cash generated from the sale of 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $487,880.

      The Company also refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000.

      At June 30, 1998, the Company had cash of $603,451 and a current ratio of 2.1:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of 1998. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

      The Letter of Intent "LOI" to merge signed by Infos International and National Datacomputer, Inc. on February 17, 1998 and announced on February 20, 1998 has expired. Although there can be no guarantee, both companies intend to resign an agreement and are currently in the process of negotiating the new LOI.

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

                                      NATIONAL DATACOMPUTER, INC.


August 13, 1998                       ________________________________
                                      Malcolm M. Bibby
                                      President


August 13, 1998                       ________________________________
                                      Gerald S. Eilberg
                                      Vice President, Finance and Administration
                                      Chief Financial Officer