Form 10QSB
period 1998-09-30
NATIONAL DATACOMPUTER INC
filed 1998-11-16
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998
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

                        Yes   X           No
                            -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

COMMON STOCK, $0.08 PAR VALUE                                    2,070,167
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

            Balance Sheet as of
             September 30, 1998 (unaudited) and December 31,1997.............3

            Statement of Operations
             Three and nine months ended
             September 30, 1998 and September 28, 1997 (unaudited)...........4

            Statement of Changes in
              Stockholders' Equity for the nine
              months ended September 30, 1998 (unaudited)....................5

            Statement of Cash Flows
             for the nine months ended
             September 30, 1998 and September 28, 1997 (unaudited)...........6

            Notes to Financial Statements....................................7


Item 2.     Management's Discussion and Analysis of Financial
              Conditions and Results of Operations...........................9

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings...............................................13

Item 2.     Changes in Securities...........................................13

Item 3.     Defaults upon Senior Securities.................................13

Item 4.     Submissions of Matters to a Vote of Security Holders............13

Item 5.     Other Information...............................................13

Item 6.     Exhibits and Reports on Form 8 - K..............................13

Signatures..................................................................14

NATIONAL DATACOMPUTER, INC.
BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                                 September 30,   December 31,
                                                                                                     1998             1997
                                                                                                 -------------   ------------
                                                                                                  (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                                    $    457,254    $    208,731
    Accounts receivable, net of allowance for doubtful accounts                                     1,268,012       1,545,319
    Inventories                                                                                     1,439,658       1,298,979
    Other current assets                                                                              134,618          59,800
                                                                                                 ------------    ------------

       Total current assets                                                                         3,299,542       3,112,829

Fixed assets, net                                                                                     205,018         259,512
                                                                                                 ------------    ------------

                                                                                                 $  3,504,560    $  3,372,341
                                                                                                 ============    ============

Liabilities and stockholders' equity
Current Liabilities:
    Convertible debt to related party                                                            $       --      $     75,000
    Current obligations under capital lease                                                            11,525          41,810
    Accounts payable                                                                                  246,171         349,807
    Accrued payroll and related taxes                                                                 108,534         127,675
    Accrued expenses - other                                                                          231,608         264,024
    Accrued interest on preferred stock                                                                 6,125         102,750
    Deferred revenues, current portion                                                                580,757         470,125
    Deferred compensation                                                                              27,623          45,214
                                                                                                 ------------    ------------

       Total current liabilities                                                                    1,212,343       1,476,405

Convertible debt to related party                                                                        --           158,730
Obligations under capital lease                                                                        70,617          70,617
Deferred revenues                                                                                      38,143          38,143
                                                                                                 ------------    ------------

                                                                                                    1,321,103       1,743,895
                                                                                                 ------------    ------------



Stockholders' equity
    Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; 0 shares issued and outstanding at September 30, 1998 and December 31, 1997           --              --

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares
       authorized, issued and outstanding (liquidating preference of $4,200,000)                    3,685,206       3,685,206

    Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)                        834,370         808,412

    Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference $350,000)                           324,639         303,995

    Preferred stock, Series E convertible $0.001 par value; 500 shares authorized; 500 and 0 shares issued and outstanding at September 30, 1998
       and December 31, 1997, respectively (liquidating preference of $500,000)                       273,880            --

    Preferred stock, Series F convertible $0.001 par value; 175 shares authorized; 175 and 0 shares issued and outstanding at September 30, 1998
       and December 31, 1997, respectively (liquidating preference of $175,000)                       175,000

    Common stock, $0.08 par value; 5,000,000 shares authorized; 2,070,167 and
       1,628,332 shares issued and outstanding at September 30, 1998 and
       December 31, 1997, respectively                                                                165,613         130,267

    Capital in excess of par value                                                                 10,853,813      10,310,761
    Accumulated deficit                                                                           (13,708,622)    (13,165,753)
    Unamortized stock compensation                                                                    (69,173)        (93,173)
    Notes receivable - employees                                                                     (351,269)       (351,269)
                                                                                                 ------------    ------------

       Total stockholders' equity                                                                   2,183,457       1,628,446
                                                                                                 ------------    ------------

                                                                                                 $  3,504,560    $  3,372,341
                                                                                                 ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                   Third Fiscal Quarter               Nine Months
                                                           Ended                         Ended
                                               ----------------------------  ----------------------------
                                               September 30,  September 28,  September 30,  September 28,
                                                   1998           1997           1998           1997
                                               -------------  -------------  -------------  -------------
                                                       (Unaudited)                    (Unaudited)
Revenues
      Net product revenue                       $ 1,269,903    $ 1,249,933    $ 2,656,580    $ 3,368,967
      Service and other revenue                     402,416        273,931      1,250,994        880,128
                                                -----------    -----------    -----------    -----------

                                                  1,672,319      1,523,864      3,907,574      4,249,095

Cost of sales and services                          749,642        885,708      2,006,832      2,427,500
                                                -----------    -----------    -----------    -----------

                                                    922,677        638,156      1,900,742      1,821,595
                                                -----------    -----------    -----------    -----------

Operating expenses:
      Research and development                      271,918        307,949        690,404      1,046,636
      Selling, general and administrative           441,783        523,106      1,409,121      1,801,668
                                                -----------    -----------    -----------    -----------

                                                    713,701        831,055      2,099,525      2,848,304
                                                -----------    -----------    -----------    -----------

Income (loss) from operations                       208,976       (192,899)      (198,783)    (1,026,709)

Other income (expense):
      Interest income                                  --            6,619          1,056         13,252
      Interest expense                               (5,221)        (2,661)       (36,892)       (12,700)
                                                -----------    -----------    -----------    -----------

Net income (loss)                               $   203,755    $  (188,941)   $  (234,619)   $(1,026,157)
                                                ===========    ===========    ===========    ===========



Calculation of net income (loss) per common share and dilutive share equivalent:

      Net income (loss)                         $   203,755    $  (188,941)   $  (234,619)   $(1,026,157)
      Preferred stock preferences                  (102,750)      (102,750)      (568,852)      (302,000)
                                                -----------    -----------    -----------    -----------

Net income (loss) attributable to common
      shareholders                              $   101,005    $  (291,691)   $  (803,471)   $(1,328,157)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding

      Basic                                       1,846,129      1,309,246      1,801,876      1,277,926
      Diluted                                     2,700,378      1,309,246      1,801,876      1,277,926


Net income (loss) per share

      Basic                                     $      0.05    $     (0.22)   $     (0.45)   $     (1.04)
                                                ===========    ===========    ===========    ===========
      Diluted                                   $      0.04    $     (0.22)   $     (0.45)   $     (1.04)
                                                ===========    ===========    ===========    ===========



                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------


                               PREFERRED STOCK            PREFERRED STOCK         PREFERRED STOCK            PREFERRED STOCK
                                   SERIES B                   SERIES C                SERIES D                   SERIES E
                             ---------------------      ---------------------   ---------------------      ---------------------

                                      NET ISSUANCE               NET ISSUANCE            NET ISSUANCE               NET ISSUANCE
                             SHARES      PRICE          SHARES      PRICE       SHARES       PRICE         SHARES       PRICE
                             ------   ------------      ------   ------------   ------   ------------      ------   ------------
Balance at December
  31, 1997                    4,200    $3,685,206         900      $808,412       350       $303,995          --

Net loss

Issuance of preferred
  stock                                                                                                      500        273,880

Interest on preferred
  stock (Note 7)

Amortization of stock
  compensation

Amortization of discounted
  conversion rate on
  Preferred Stock                                                    25,958                   20,644

Adjustment for fractional
  shares
                               -----   ----------         ---      --------       ---       --------         ---       --------

Balance at March 31, 1998      4,200   $3,685,206         900      $834,370       350       $324,639         500       $273,880
                               =====   ==========         ===      ========       ===       ========         ===       ========

Net loss

Issuance of preferred
  stock

Interest on preferred
  stock (Note 7)

Amortization of stock
  compensation

Issuance of common stock
  in satisfaction of accrued
  interest

Adjustment for fractional
  shares
                               -----   ----------         ---      --------       ---       --------         ---       --------

Balance at June 30, 1998       4,200   $3,685,206         900      $834,370       350       $324,639         500       $273,880
                               =====   ==========         ===      ========       ===       ========         ===       ========

Net income

Issuance of preferred stock

Interest on preferred stock
  (Note 7)

Amortization of stock
  compensation

Issuance of common stock
  in satisfaction of accrued
  interest

Adjustment for fractional
  shares
                               -----   ----------         ---      --------       ---       --------         ---       --------

Balance at September
  30, 1998                     4,200   $3,685,206         900      $834,370       350       $324,639         500       $273,880
                               =====   ==========         ===      ========       ===       ========         ===       ========


                                 PREFERRED STOCK
                                     SERIES F                       COMMON STOCK
                              ----------------------    ---------------------------------------
                                                                                    CAPITAL IN       NOTES      UNAMORTIZED
                                        NET ISSUANCE                     PAR          EXCESS       RECEIVABLE      STOCK
                              SHARES        PRICE         SHARES        VALUE      OF PAR VALUE    EMPOLYEES    COMPENSATION
                              ------    ------------      ------        -----      ------------    ----------   ------------
Balance at December
  31, 1997                                              1,628,332     $130,267     $10,310,761     $(351,269)     $(93,173)

Net loss

Issuance of preferred
  stock                                                                                214,000

Interest on preferred
  stock (Note 7)

Amortization of stock
  compensation                                                                                                       8,000

Amortization of discounted
  conversion rate on
  Preferred Stock                                                                      (46,602)

Adjustment for fractional
  shares                                                       10            1              (1)
                                 ---       --------     ---------     --------     -----------     ---------      --------

Balance at March 31, 1998                               1,628,342     $130,268     $10,478,158     $(351,269)     $(85,173)
                                 ===       ========     =========     ========     ===========     =========      ========

Net loss

Issuance of preferred
  stock

Interest on preferred
  stock (Note 7)

Amortization of stock
  compensation                                                                                                       8,000

Issuance of common stock
  in satisfaction of accrued
  interest                                                268,649       21,492         286,758

Adjustment for fractional
  shares                                                        3
                                 ---       --------     ---------     --------     -----------     ---------      --------

Balance at June 30, 1998                                1,896,994     $151,760     $10,764,916     $(351,269)     $(77,173)
                                 ===       ========     =========     ========     ===========     =========      ========

Net income

Issuance of preferred stock      175        175,000

Interest on preferred stock
  (Note 7)

Amortization of stock
  compensation                                                                                                       8,000

Issuance of common stock
  in satisfaction of accrued
  interest                                                173,172       13,853          88,897

Adjustment for fractional
  shares                                                        1
                                 ---       --------     ---------     --------     -----------     ---------      --------

Balance at September
  30, 1998                       175       $175,000     2,070,167     $165,613     $10,853,813     $(351,269)     $(69,173)
                                 ===       ========     =========     ========     ===========     =========      ========





                                                   TOTAL
                                 ACCUMULATED    STOCKHOLDERS'
                                   DEFICIT        EQUITY
                                 -----------    -------------
Balance at December
  31, 1997                      $(13,165,753)   $1,628,446

Net loss                            (381,844)   $ (381,844)

Issuance of preferred
  stock                                         $  487,880

Interest on preferred
  stock (Note 7)                    (102,750)   $ (102,750)

Amortization of stock
  compensation                                  $    8,000

Amortization of discounted
  conversion rate on
  Preferred Stock

Adjustment for fractional
  shares
                                ------------    ----------

Balance at March 31, 1998       $(13,650,347)   $1,639,732
                                ============    ==========

Net loss                             (56,530)   $  (56,530)

Issuance of preferred
  stock

Interest on preferred
  stock (Note 7)                    (102,750)   $ (102,750)

Amortization of stock
  compensation                                  $    8,000

Issuance of common stock
  in satisfaction of accrued
  interest                                      $  308,250

Adjustment for fractional
  shares
                                ------------    ----------

Balance at June 30, 1998        $(13,809,627)   $1,796,702
                                ============    ==========

Net income                           203,755    $  203,755

Issuance of preferred stock                     $  175,000

Interest on preferred stock
  (Note 7)                          (102,750)   $ (102,750)

Amortization of stock
  compensation                                  $    8,000

Issuance of common stock
  in satisfaction of accrued
  interest                                      $  102,750

Adjustment for fractional
  shares
                                ------------    ----------

Balance at September
  30, 1998                      $(13,708,622)   $2,183,457
                                ============    ==========


                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------


                                                                                       For the nine months ended

                                                                                September 30, 1998    September 28, 1997
                                                                                   (Unaudited)            (Unaudited)
                                                                                ------------------    ------------------
Cash flows from operating activities:
    Net loss                                                                       $  (234,619)          $(1,026,157)
    Adjustments to reconcile net loss to net
      cash provided by (used for) operating activities:
      Depreciation and amortization                                                     88,277                90,540
      Amortization of stock compensation                                                24,000                23,596
      Amortization of deferred debt issuance costs
         and debt discount                                                              18,789                  --
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                    277,307              (827,281)
         Increase in inventories                                                      (140,679)              (51,208)
         (Increase) decrease in other current assets                                   (77,337)               78,152
         (Decrease) increase in accounts payable                                      (103,636)              195,037
         Decrease in accrued expenses
           and deferred compensation                                                   (63,023)             (172,667)
         Increase (decrease) in deferred revenues                                      110,632              (248,330)
                                                                                   -----------           -----------

    Net cash used for operating activities                                            (100,289)           (1,938,318)
                                                                                   -----------           -----------

Cash flows from investing activities:
    Purchases of fixed assets                                                          (33,783)             (139,359)
                                                                                   -----------           -----------

    Net cash used for investing activities                                             (33,783)             (139,359)
                                                                                   -----------           -----------

Cash flows from financing activities:
    Proceeds from issuance of  preferred stock and warrants,
      net of issuance costs                                                            487,880             1,224,583
    Proceeds from issuance of convertible note to related party                           --                 250,000
    Principal payment on convertible debt                                              (75,000)                 --
    Principal payments on obligations under capital lease                              (30,285)              (29,568)
                                                                                   -----------           -----------

    Net cash provided by financing activities                                          382,595             1,445,015
                                                                                   -----------           -----------

Net increase (decrease) in cash and cash equivalents                                   248,523              (632,662)
Cash and cash equivalents at beginning of year                                         208,731               722,285
                                                                                   -----------           -----------

Cash and cash equivalents at end of period                                         $   457,254           $    89,623
                                                                                   ===========           ===========


Supplemental Cash Flow Information:
    Cash paid for interest                                                         $    18,102           $    12,700
    Non-cash investing and financing activities:
      Conversion of promissory note into Series F Preferred Stock                      175,000                    --
      Accrued Interest on preferred stock charged to
         accumulated deficit                                                           308,250               312,000
      Purchase of property and equipment  under capital lease                             --                  14,185
      Common stock issued in satisfaction of interest on
         preferred stock                                                               411,000               289,500

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

      Interim Periods

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      Revenue Recognition

         The Company recognizes revenues for products upon shipment. Revenue from installation and training is recognized upon completion of the project. Service revenue is recognized ratably over the contractual periods.

      Earnings per share

         Income per share is determined by dividing net income, after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding during the year.

         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discount implicit in the conversion terms upon issuance of preferred stock are added to the net loss or deducted from the net income to determine the amount of net income (loss) attributable to common stockholders.

      Research and Development and Computer Software Development Costs

         Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized at September 30, 1998 or December 31, 1997.


3.    Inventories

Inventories consist of the                       SEPTEMBER 30,       DECEMBER 31,
following:                                           1998                1997
                                                 -------------       ------------
Raw material                                      $  691,128          $  623,593
Work-in-process                                      498,998             450,238
Finished goods                                       249,532             225,148
                                                  ----------          ----------

                Total                             $1,439,658          $1,298,979
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

      In September 28, 1998, the Company paid off the $175,000 promissory note by issuing 175 shares of Series F Convertible Preferred Stock. The Series F Convertible Preferred Stock will have a liquidation preference of $1,000 per share plus all accrued dividends, and was issued to the same stockholder of the previously issued Series B, Series C, Series D and Series E Convertible Preferred Stock.

      The Series F Preferred Convertible Stock can be converted (a) at any time after one year from date of issuance at $1.00 per share, or (b) at any time after 18 months from the date of issuance at the lesser of $1.00 per share or, if the Company's stock is selling for less than $1.00 per share for ten consecutive trading days, at 70% of the average closing bid price for the Company's Common Stock for the ten consecutive trading days preceding the date of notice of conversion (but in any event not to exceed 20% of the Company's issued and outstanding common stock on the date of issuance of the Series F Preferred). Holders of the Series F Convertible Preferred Stock are entitled to receive interest at a rate of 6% per annum on the stated value of the preferred stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 28, 1997.

      Total revenue during the three months ended September 30, 1998 was $1,672,319, an increase of 10%, compared to total revenue of $1,523,864 during the prior comparable quarter. Revenue from product sales increased by 2% to $1,269,903 during the three months ended September 30, 1998, compared to $1,249,933 during the prior comparable quarter. The current quarter included a sale of approximately $840,000 from one major customer compared to a sale of approximately $916,000 from two major customers during the prior comparable quarter.

      Service and other revenue increased by 47% to $402,416 during the three months ended September 30, 1998, compared to $273,931 during the prior comparable quarter. The Company expects that service and other revenues will continue to rise as a result of improved maintenance and pricing policies instituted.

      Cost of sales and services, as a percentage of net revenues, decreased to 45% during the three months ended September 30, 1998 from 58% during the prior comparable period. This decrease is primarily attributable to the increase in service revenue, which carry a higher margin, and to the institution of the Company's quality control programs, which led to fewer field support demands and, thereby, lower field support costs.

      Research and development expenses decreased to $271,918 in the third quarter of 1998, from $307,949 for the same period in 1997, a decrease of approximately 12%. The decrease resulted primarily from a reduction in the Company's product development staff due in part to the completion of the Datacomputer model DC4 which was introduced in the later part of 1997.

      Selling, general and administrative expenses decreased to $441,783 in the third quarter of 1998, from $523,106 for the same period in 1997, a decrease of approximately 16%. The lower level of costs resulted primarily from the Company's ongoing programs of streamlining its operations and organizational structure.

      As a result, the Company showed income of $203,755 during the three months ended September 30, 1998, compared to a net loss of $188,941 during the three months ended September 28, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 28, 1997.

      The Company's total revenue for the nine months ended September 30, 1998 were $3,907,574 which represents an 8% decrease from total revenue of $4,249,095 for the same period of the prior fiscal year. The decrease in revenue was attributable to a decrease in sales of units of the Company's Datacomputers which decreased 21% to $2,656,580 during the nine months ended September 30, 1998 from $3,368,967 during the same period in the prior fiscal year.

      Service and other revenue for the nine months ended September 30, 1998 were $1,250,994 compared to $880,128 for the same period of the prior fiscal year, an increase of 42%. The Company expects that service and other revenues will continue to rise as a result of improved maintenance and pricing policies instituted.

      Cost of sales and services as a percentage of revenues for the nine months ended September 30, 1998 was 51% as compared to 57% for the same period of the prior fiscal year. The improved gross margin resulted from the institution of the Company's quality control programs, which improved the quality of the Company's products and led to fewer field support demands and, thereby, lower field support costs.

      Research and development expenses for the nine months ended September 30, 1998 decreased to $690,404 as compared to $1,046,636 for the same period in 1997, a decrease of approximately 34%. The decrease resulted primarily from a reduction in the Company's product development staff due to the completion of the Datacomputer model DC4 which was introduced in the later part of 1997.

      Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased to $1,409,121 as compared to $1,801,668 for the same period in 1997, a decrease of approximately 22%. The lower level of costs resulted primarily from the Company's ongoing programs of streamlining its operations and organizational structure, combined with, higher legal and professional fees in the six months of 1997 associated with the Company's filing and listing on NASDAQ stock market.

      Interest expenses was $36,892 in the first nine months of 1998, compared to $12,700 for the same period of the prior fiscal year. This increase resulted primarily from the amortization of approximately $23,000 to interest expense related to the discount on the convertible debt obtained in 1997.

      As a result, the Company's net loss for the nine months ended September 30, 1998 was $234,619 as compared to a net loss of $1,026,157 for the same period of the prior fiscal year.



LIQUIDITY AND CAPITAL RESOURCES

      The Company had a cash balance of $457,254 at September 30, 1998 compared to $208,731 at December 31, 1997. The increase in cash was due primarily to cash generated from the sale of 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $487,880.

     The Company settled the $250,000 convertible debt by making a principal payment of $75,000 and converting the remaining $175,000 into preferred stock by issuing 175 shares of Series F Convertible Preferred Stock.

      At September 30, 1998, the Company had a current ratio of 2.7:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of 1998. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

      The Letter of Intent "LOI" to merge signed by Infos International and National Datacomputer, Inc. on February 17, 1998 and announced on February 20, 1998 has expired. Although there can be no guarantee, both companies intend to resign an agreement and are currently in the process of negotiating the new LOI.

YEAR 2000 DISCLOSURE

      The Company is currently using Solomon software for its financial reporting and Micro-MRP for its manufacturing operation. Each software is being represented as Year 2000 compliant by its producer. Other software used by the Company is generally certified as being Year 2000 compliant by the vendor or is not considered critical to the operation of the Company.

      The Company is in the process of contacting its major suppliers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. Based on the results of this evaluation, the Company will seek new vendors when necessary.

      The Company has conducted a systematic review of its products in operation at customer locations. The Company is planning to make all the necessary modifications in selected software versions that will be available to customers for a yet to be determined fee. The Company funded its Fiscal 1998 expenditures through its working capital and the Company expects that future operating cash flows will fund future expenditures.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not Applicable

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

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

      (a)   Exhibits
            (11)   Statement Re: Computation of Per Share Earnings.
            (27)   Financial Data Schedule.

      (b)   Reports on Form 8-K

            During the quarter for which this Report is filed, the Company filed (i) a Form 8-K dated August 28, 1998 to report the issuance of shares of Common Stock pursuant to Regulation S, and (ii) a Form 8-K dated September 18, 1998 to report the issuance of shares of Common Stock pursuant to Regulation S.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL DATACOMPUTER, INC.


November 13, 1998                   /s/ Malcolm M. Bibby
                                    ------------------------------------------
                                    Malcolm M. Bibby
                                    President


November 13, 1998                   /s/ Gerald S. Eilberg
                                    ------------------------------------------
                                    Gerald S. Eilberg
                                    Vice President, Finance and Administration
                                    Chief Financial Officer