Form 10KSB40
period 1998-12-31
NATIONAL DATACOMPUTER INC
filed 1999-04-14
CIK 812880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM             TO

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant had revenues of approximately $5,255,000 in the calendar year ended December 31, 1998. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 1999 was approximately $1,378,124. As of March 10, 1999, 2,276,850 shares of Common Stock, $.08 par value per share, of the registrant were outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     The mission of National Datacomputer, Inc. (the "Company"), a Delaware corporation organized in 1987 is to provide solutions to workplace problems through the use of mobile information systems. The Company designs, manufactures, sells and services computerized systems used to automate the collection, processing and communication of information related to product sales, distribution, and inventory control. The Company's products and services include data communication networks, application-specific software, hand-held computers and related peripherals, and associated training and support services. The Company's products facilitate rapid and accurate data collection, data processing and two-way communication of information with a customer's host information system.

     The Company invests in technologies that support its systems solution approach, such as application software and network communication systems. The Company believes that its future success depends on superior marketing, service and solutions. The Company's goal is to be the leading supplier in selected market sectors. The key elements of the Company's strategy include: (i) performing effective market research to assess and identify market sectors that represent viable business opportunities; (ii) providing system communications to a customer's host information system in addition to data collection software and hardware; (iii) updating hardware and software solutions to remain current with customers' needs as well as existing technology; and (iv) maintaining superior software to run on the Company's hardware and network communications in selected market segments.

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

HARDWARE

     The Company's hand-held computers ("Datacomputers") include a microprocessor, keyboard, LCD displays and full alphabetic and numeric character sets. Application programs for the Datacomputer can be written on conventional desk-top computers with commonly-used programming languages and then executed on the Datacomputer. Application programs and data in Datacomputers are stored in random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. Datacomputers can receive data through bar-code readers, cables from other computers (including other Datacomputers) and over telephone lines through a modem. The Company's Datacomputer product line includes various models of the Datacomputer, bar-code readers, printers, communication devices, carrying cases, cables and add-on memory boards.

DATACOMPUTER MODEL DC4

     The Datacomputer Model DC4 (the "DC4") is a hand-held computer that was introduced in late 1997 and which is designed for use by the Route Service market. The DC4 is an advanced version of the DC 3X described below in that it employs a faster processor and a faster internal modem. The DC4 also incorporates several significant features not available in the DC 3X, such as a touch-screen, a signature capture capability and two slots for PC-cards. The enhanced processing power and ruggedness of the DC4 is drawing interest from markets other than the Company's traditional markets. The DC4 is intended to complement rather than replace the DC 3X, which will continue to be sold to its present markets. The Company estimates that approximately 26% of its 1998 total revenue was attributable to sales of the DC4.

DATACOMPUTER MODEL 3X

     The Datacomputer Model 3X (the "DC 3X") is a hand-held computer designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC 3X contains an industry standard bar-code port that allows quick and convenient scanning of bar-codes for accurate inventory management and supports fixed beam pencil wands, CCD and laser light beam readers for a multitude of scanning applications. The Company estimates that approximately 21% of its 1998 total revenue was attributable to the sale of the DC 3X.

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

     INSPECTION SYSTEMS. Using a DC 3X, a railroad inspector checks the condition of railroad cars in the railroad yard. The DC 3X prompts the inspector by requesting that he respond to a number of pre-determined questions. By selecting specific answers to each question, the inspector reports a detailed condition of each railroad car. After completing his inspection, the DC 3X is connected to the railroad's repair center where the list of repairs and parts is reviewed and processed by repairmen. The implementation of the DC 3X has improved the effectiveness and efficiency of railroad car inspection and repair by reducing human error and accelerating data collection and analysis. DC 3Xs are presently in use at the BNSF, Union Pacific and Illinois Central Railroads.

DATACOMPUTER MODEL 2X

     The Datacomputer Model 2X (the "DC 2X") is an advanced version of the DC
2.5 described below. The DC 2X provides all the features of the DC 2.5, but, is also faster, has more memory and provides for a PC card slot option.

     The Company estimates that approximately 4% of its 1998 total revenue was attributable to the sale of the DC 2X.

DATACOMPUTER MODEL 2.5

     The Datacomputer Model 2.5 (the "DC .5") is a hand-held computer designed primarily for use by inventory auditors who enter voluminous numeric data, mostly by touch keying. The Company offers utility software that includes a modem, printer, bar code wand and scanner interfaces, screen and keyboard routines, calculator functions and database functions. Due to the wide range of optional features, the user is able to control the creation, updating and cost of the DC 2.5's software.

     The DC 2.5 is marketed primarily to inventory service companies. An inventory service company is an organization that contracts with businesses who maintain large inventories, such as department or retail stores. The Company estimates that approximately 7% of its 1998 total revenue was attributable to the sale of the DC 2.5.

ICAL MODEL 100R

     The ICAL Model 100R (the "ICAL 100R") is designed and used for inventory taking for financial and control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. The ICAL 100R is a recent version of a hand-held product sold by the Company to the inventory audit market for the last 18 years. The Company estimates that approximately 6% of its 1998 total revenue was attributable to the sale of the ICAL 100R.

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

EMPLOYEES

     As of December 31, 1998, the Company had 37 full-time employees. Of these employees, 6 were engaged in sales and marketing, 10 in service and customer support, 6 in hardware and software development, 9 in manufacturing and 6 in administration and finance. The Company's employees are not represented by a labor union. Management believes that the Company's relationship with its employees is good.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently involved in any pending litigation other than routine litigation that is incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     From March 7, 1997, until October 15, 1998, the Company's Common Stock traded on the NASDAQ Small Cap Market Quotation System ("NASDAQ") under the symbol "IDCP". Since October 16, 1998, the Company's Common Stock has been trading on the OTC Bulletin Board ("OTC"). On March 10, 1999, the last bid price for the Common Stock as reported by OTC was $0.63 per share.

     For the periods indicated below, the table sets forth the range of high and low bid prices for the Common Stock as reported by NASDAQ or OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              HIGH      LOW
                                                              -----    -----
1997
First Fiscal Quarter........................................  $6.88    $3.88
Second Fiscal Quarter.......................................   3.75     2.00
Third Fiscal Quarter........................................   1.88     1.00
Fourth Fiscal Quarter.......................................   1.00      .38

1998
First Fiscal Quarter........................................  $1.81    $ .50
Second Fiscal Quarter.......................................   1.47      .63
Third Fiscal Quarter........................................   1.13      .50
Fourth Fiscal Quarter.......................................   1.13      .44

     As of March 10, 1999, there were approximately 2,375 stockholders of record of the Company's Common Stock.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Revenues decreased approximately 10% to approximately $5,255,000 in 1998 from approximately $5,813,000 in 1997. The decrease in revenues was primarily attributable to a decrease in sales of units of the Company's Datacomputers which decreased 24% to $3,507,532 in 1998 from $4,644,903 during 1997.

     Service and other revenues increased to approximately $1,747,000 in 1998 from approximately $1,168,000 in 1997, an increase of approximately 50%. The increase was a direct result of improved maintenance and pricing policies instituted, combined with an increase in customer requested software enhancements.

     Cost of sales and services decreased approximately 15% to $2,781,000 in 1998 from approximately $3,265,000 in 1997. As a percentage of sales, cost of sales and services decreased to approximately 53% in 1998 from approximately 56% in 1997. This decrease is primarily due to the institution of the Company's quality control programs, which improved the quality of the Company's products and led to fewer field support demands and, thereby, lower field support costs.

     Research and development expenses decreased to approximately $992,000 in 1998 from approximately $1,276,000 in 1997, a decrease of approximately 22%. The decrease resulted primarily from a reduction in the Company's product development staff due to the completion of the Datacomputer model DC4 which was introduced in the later part of 1997. Although no assurance can be given, the Company expects to maintain research and development spending necessary to enhance current products and to develop future products.

     Selling, general and administrative expenses decreased to approximately $1,773,000 in 1998 from approximately $2,373,000 in 1997, a decrease of approximately 25%. The decrease resulted primarily from the Company's ongoing programs of streamlining its operations and organizational structure.

     The Company's operating loss was approximately $292,000 in 1998 as compared to a loss from operations of approximately $1,101,000 in 1997. The decreased loss was primarily attributable to the decrease in the expenses discussed above.

     Interest expense was approximately $40,000 in 1998 as compared to approximately $125,000 in 1997. This decrease resulted primarily from the amortization of approximately $81,000 of interest expense related to the discount on the convertible debt obtained in 1997.

     On February 20, 1998, the Company announced the signing of a letter of intent ("LOI"), subject to a definitive agreement, to merge with Infos International, Inc. ("Infos"). The LOI has expired and the Company has entered into discussion with Infos with an objective to either continue pursuing the merger and/or to agree on access and exclusive territories for each company to sell the other company's products.

     In 1998 the Company paid approximately $99,000 for costs related with the proposed merger. These costs were expensed and recorded as other expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, net cash used for operating activities decreased to $11,854, as compared to net cash used for operating activities of $1,786,353 in fiscal 1997. During fiscal 1998 and fiscal 1997, net cash used for investing activities was $76,108 and $143,774, respectively. In fiscal 1998, net cash provided by financing activities was $370,405 consisting primarily of the issuance of preferred stock lowered by principal payment of a convertible note. In fiscal 1997, net cash provided by financing activities was $1,416,573, consisting primarily of the issuance of preferred stock and a convertible note. In fiscal 1998, the Company incurred interest of $413,625 on its Series B, C, D and F Convertible Preferred Stock as compared to $404,750 with respect to the Series B, C and D Convertible Preferred Stock in fiscal 1997. In fiscal 1998, the Company also issued Common Stock valued at $516,375 in satisfaction of interest due on Series B, C, D and F Convertible Preferred Stock, as compared to $386,000 with respect to the Series B, C and D in fiscal 1997.

     In March 1998, the Company designated and sold 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $487,880. The warrant expires in March 2000. The proceeds of this financing were allocated to the preferred shares and warrant based on management's estimate of their fair values. This resulted in $214,000 being ascribed to the warrant which was recorded as additional paid-in-capital and $273,880 being recorded as preferred stock. Series E Convertible Preferred Stock has voting rights, dividend preference, liquidation preference, mandatory conversion, and Company redemption terms similar to the Company's existing Series B, Series C and Series D Convertible Preferred Stock, and also has anti-dilution protection. The Subscription Agreement for Series E Convertible Preferred Stock provides for a right of first refusal on future issuances of stock by the Company. Series E Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $.75.

     The Company, in conjunction with the issuance of Series E Convertible Preferred Stock, canceled its previously issued warrants to purchase 700,000 shares of common stock for $4.00 per share. Additionally, the Company changed the conversion price on Series B and Series C Convertible Preferred Stock to $2.74 and offered anti-dilution protection with respect to these shares. In addition, the holders of the Series E Convertible Preferred Stock agreed to place into escrow 2,100 shares of the Series B Convertible Preferred Stock that they also owned. The Company may at its option and at any time through January 31, 2000 redeem the escrowed shares of Series B Convertible Preferred Stock at a price of $1,250 per share.

     Also in March 1998, the Company refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000. The note bears interest at a rate of 6% per annum, matures in March 1999, and is convertible into shares of the Company's common stock at a conversion price equal to the average closing bid price for the Company's common stock for the five days ending March 6, 1998. On September 24, 1998, the debt holders agreed to convert the note payable into 175 shares of Series F Convertible Preferred Stock.

     Series F Convertible Preferred Stock has voting rights, dividend preference, liquidation preference, anti-dilution protection and Company redemption terms similar to the Company's existing Series B, C, D and E Convertible Preferred Stock. The Subscription Agreement for Series F Convertible Preferred Stock provides for registration rights for the shares of Common Stock which the Series F Convertible Preferred Stock may be converted into. Series F Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $1.00 at any time after one year from the date of issuance, until 18 months after issuance, and will be subject to adjustments thereafter in certain circumstances.

     At December 31, 1998, the Company had cash of $491,174 and a current ratio of 2.5:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 1999. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

IMPACT OF THE YEAR 2000 ISSUE.

     The Company is assessing the nature, extent and cost of remediation of any Year 2000 ("Y2K") readiness issues confronting the Company and its suppliers, customers and other critical third parties. The project encompasses reviewing the Company's products and internal systems, both information technology ("IT") and non-information technology ("non-IT") as well as the Year 2000 readiness of companies with which the Company has a material relationship, including customers, suppliers, creditors, financial organizations, and utility providers. This assessment has begun and the Company has identified certain requisite corrective actions.

     PRODUCTS. The Company is in the process of completing Y2K readiness testing utilizing testing guidelines prepared by the British Standards Institute identified as PD2000-1 in 1998. Corrective actions for software included in the Company's products have included formulating software patches that provide proper system operation or a combination of software patches and upgrades that provide proper system operation and the reporting of the year 2000. These patches and upgrades will be provided to customers for a determined fee. The Company anticipates all testing and corrective actions related to Year 2000 issues in its products will be completed by December 1999. However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of the Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition.

     INFORMATION TECHNOLOGY. The Company is in the process of reviewing its internal software applications to determine whether all network systems and server architecture are Y2K-ready. The Company utilizes standard, vendor supplied software for its electronic mail, corporate communications, engineering design, manufacturing and accounting, materials purchasing/planning, desktop and database systems. The Company has contacted these vendors to obtain assurances that these IT systems are or will be Y2K compliant. Some software at the individual user level remains to be tested and the Company anticipates this testing will be completed in calendar 1999. To the extent that some older versions of these software systems may not be Y2K compliant and are currently being utilized by employees, the Company intends to upgrade such systems to achieve Y2K readiness. The failure of any such IT system to be Y2K compliant could have a material adverse effect on the Company and no assurance can be provided that all such programs will be implemented on a timely basis.

     NON-INFORMATION TECHNOLOGY. The Company is aware of potential non-IT system (building security, telecommunications, utility and water systems, etc.) risks associated with the Y2K issue and is currently evaluating its potential exposure at its facility. The Company anticipates that any necessary renovation of its non-IT systems as well as the validation of any repairs will be substantially completed by December 1999. Formal queries to landlords, water, utility and telecommunications providers for the Company's location, and other third parties with whom the Company has material relationships will be sent to these suppliers by June 1999 to assess the systems' Y2K readiness.

     SUPPLIERS. The Company is in the process of inquiring from its significant suppliers the status of their Y2K readiness through completion of a Year 2000 Readiness Supplier Questionnaire that has been developed by a consortium of semiconductor manufacturers. All such requests have been sent as of March 23, 1999 and the Company is hoping to receive responses by the end of April 1999 indicating that the respective third party is or will be Y2K ready by December 31, 1999. However, the Company has no means of assuring that third parties will achieve Y2K readiness. Furthermore, there can be no assurance that IT, non-IT and other suppliers who have provided Y2K readiness documentation will be Y2K compliant or that such documentation accurately and fully reflects the Y2K readiness of their systems. The Company's assessments of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reliance on that information. The failure of any such supplier's systems to be Y2K compliant may have a material adverse effect on the Company's business, results of operations or financial condition.

     YEAR 2000 COSTS AND EXPENSES. The Company has used both internal and external resources to address Y2K readiness and to program, test and implement software for Y2K modifications. The Company specifically tracks the costs associated with product software testing and patch development costs (consulting and internal payroll costs), network server upgrades, internal payroll costs related to the contacting of third parties to determine Y2K status, and postage and related costs associated with providing patches and upgrades to customers for software utilized in the Company's products. The Company has not separately tracked the costs of utilizing its internal information systems personnel in addressing its Y2K readiness, with these costs principally relating to payroll and related benefits. Total costs for Y2K readiness are currently estimated to be approximately $50,000 of which approximately $24,000 have been incurred throughout all phases of the Y2K project. Costs incurred to date and anticipated future costs have been, and will be funded through operations. As the Company continues to complete its Y2K readiness plan, actual costs may exceed the current estimate.

     CONTINGENCY PLANS. The Company's contingency plan with respect to the Y2K issue is currently being developed and will be completed by December 1999. The Company is currently in the process of reviewing the status of all third party suppliers. Replacement suppliers will be identified for critical suppliers who the Company believes will not be Y2K ready. The Company is considering contingency plans on a global basis relative to systematic failure of electricity or telecommunications beyond the control of the Company. There can be no assurance that any contingency plan measures will mitigate the impact of Y2K problems.

     If unforeseen Y2K readiness efforts are required or if the cost of any updating, modification or replacement of the Company's systems or products exceeds the Company's estimates, the Y2K issue could result in material costs and have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance that the Company will be successful in addressing Y2K problems as they relate to its products and internal systems.

     In addition, there can be no assurance that the systems of third parties with which the Company interacts will not suffer from Y2K problems. Furthermore, Y2K problems that have been or may in the future be identified with respect to the IT and non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain systems of governmental agencies, utilities and information and financial networks) could have a major impact on the Company's financial condition or results of operations. The most reasonably likely worst case Y2K scenario, in the event that the Company does not identify or fails to fix material non-ready IT systems or non-IT systems operated by the Company or third parties with which it has a material relationship, are not limited to, increased operating costs, disruption in product shipments, loss of customer orders, and claims of mismanagement, misrepresentation or breach of contract, any of which could have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standard Board issued Statement of Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131").

SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS 130 and SFAS 131 were adopted in 1998, required disclosure only and had no impact on the Company's financial position and results of operations.

     In February 1998, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 132 "Employers Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). SFAS 132 revises standards for disclosures of employers' pension and other post retirements benefit plans. SFAS 132 does not change the measurement or recognition of those plans. SFAS 132 was adopted in 1998 and had no impact on the Company's financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters and for all fiscal years beginning after June 15, 1999. SFAS 133 will not have any impact on the Company's financial position and results of operations.

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

                                                  YEAR
                                              FIRST BECAME
NAME                                   AGE      DIRECTOR                      POSITION
----                                   ---    ------------                    --------
Dr. Malcolm M. Bibby.................  58         1996        Chairman of the Board, President, and CEO
William R. Smart.....................  78         1989        Director
John P. Ward.........................  71         1967        Director

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

     The background of each of the Company's current Directors is as follows:

     DR. MALCOLM M. BIBBY has served as a Director of the Corporation since January 1996 and was elected Chairman of the Board in July 1996. Dr. Bibby has also served as President and Chief Executive Officer of the Company since April 1996. He was President of LXE Inc. ("LXE"), a diversified wireless data communications products company, from 1983 to December 1994. During this period LXE's annual revenues grew from approximately $600,000 to approximately $63,000,000. Prior to LXE , Dr. Bibby was an Executive Assistant to the President at Ciba Vision Care , a Vice President of Product Development at Wesley-Jessen, Inc. and a Project Manager/Group Leader for hardware and software development at Monsanto Co. Dr. Bibby holds a

Bachelor of Science degree and a Ph.D. both in Electrical Engineering from the University of Liverpool and an Master of Business Administration from the University of Chicago.

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

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and positions held in the Company are as follows:

NAME                                   AGE                       POSITION
----                                   ---                       --------
Dr. Malcolm M. Bibby.................  58     President, Chairman of the Board and CEO
Gerald S. Eilberg....................  65     Vice President of Finance and Administration,
                                              Chief Financial Officer
Joseph C. Pinto......................  52     Vice President of Operations
Patrick T. Kearney(1)................  50     Vice President of Sales

---------------
(1) Mr. Kearney will commence his employment with the Company on April 1, 1999.

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

     PATRICK T. KEARNEY will join the Company in April 1999 as Vice President of Sales. He has extensive experience as a sales manager in the computer, software solutions and hand-held computer markets, servicing VARs, distributors and end-users. Most recently, Mr. Kearney was Director of Worldwide Sales at Optical Access International, a developer and manufacturer of network storage systems. From 1993 to 1996, Mr. Kearney was President of Ancilla Associates, a consulting firm serving the computer market, specializing in sales, marketing and channel development. Previous work experience includes being Vice President and General Manager of U.S. Sales and Operations for Eden Group Limited, Eastern Regional Manager of Poquet Computer Corporation, National Sales Manager and National Marketing Manager of BASF Corporation. Mr. Kearney holds a Bachelor of Science degree in Marketing from Providence College.

     None of the Company's executive officers or Directors are related to any other executive officer or Director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on a review of copies of such forms furnished to the Company and written representations from executive officers and Directors, the Company believes that all Section 16(a) filings applicable to its executive officers, Directors and ten percent (10%) beneficial owners were complied with during the fiscal year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended December 31, 1998, December 31, 1997, and December 29,1996 ("Fiscal 1998, 1997 and 1996", respectively) to Dr. Malcolm M. Bibby, the Company's President along with the other current executive officers of the Company, who earned total compensation in excess of $100,000 during Fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                         (e)
                                                                                ---------------------
                                                         ANNUAL COMPENSATION          LONG TERM
                                                         -------------------     COMPENSATION AWARDS
                      (a)                        (b)        (c)        (d)      ---------------------
                      ---                        ----    ---------    ------    SECURITIES UNDERLYING
          NAME AND PRINCIPAL POSITION            YEAR     SALARY      BONUS        OPTIONS/SAR(#)
          ---------------------------            ----    ---------    ------    ---------------------
Dr. Malcolm M. Bibby(1)(2)(3)..................  1998    $150,461       $0             294,000
  President, CEO and Chairman of the Board       1997     127,818       $0                   0
                                                 1996      72,051       $0             118,750

Gerald S. Eilberg(4)...........................  1998    $110,413       $0                   0
  Vice President of Finance and Administration   1997     102,106       $0                   0
  and CFO                                        1996     102,106       $0               5,000

Larry F. Yeager(4).............................  1998    $ 61,537       $0                   0
  Former Vice President of                       1997     100,522       $0                   0
  Research and Development                       1996     100,522       $0               5,000

---------------
(1) On January 1, 1998, Non-Qualified Stock Options to purchase 294,000 shares of Common Stock at an exercise price of $0.73 were granted to Dr. Bibby. The 294,000 shares vest fully on December 31, 2000, but contain the following acceleration clauses: (a) 150,000 will vest upon a change in control of the

    Company, (b) 12,000 will vest for each fiscal quarter, from January 1, 1998 through December 31, 2000, in which the Company realizes positive net income before taxes; (c) 50,000 will vest if the Company realizes net income before taxes of $200,000 in any four consecutive quarters between January 1, 1998 and December 31, 2000; (d) 10,000 will vest for each $50,000 of net income before taxes in excess of $200,000 that the Company realizes in any four consecutive quarters between January 1, 1998 and December 31, 2000.

(2) On February 28, 1996, May 31, 1996, and November 30, 1996, Incentive Stock Options to purchase 5,250, 48,000, 65,500 shares of Common Stock, respectively, at an exercise price of $6.00 were granted to Dr. Bibby. Such options were subsequently repriced on August 14, 1997 at an exercise price of $1.47 per share. The options granted to Dr. Bibby have the following vesting periods: (i) 6,000 options were fully vested upon grant (ii) 16,250 vested fully in 1996 (iii) 23,000 vested fully in 1997 (iv) 750 vested fully in 1998 and (v) the remaining 72,750 vest fully in ten years, but contain the following acceleration clauses: (a) 2,750 will vest 50% if net income before taxes for the five year period ended December 31, 1999 exceeds $1,000,000 and 100% if net income for the five year period exceeds $2,000,000; and (b) up to 45,000 options will vest if sales during any four consecutive quarters exceed $8,500,00 and the following amounts of net income before taxes are exceeded:

  NET INCOME BEFORE TAXES            OPTIONS THAT VEST
         $1,000,000                        5,000
          1,250,000                        10,000
          1,500,000                        15,000
          1,750,000                        20,000
          2,000,000                        27,500
          2,250,000                        35,000
          2,500,000                        45,000

(3) Dr. Bibby commenced employment with the Company in April 1996.

(4) On August 1, 1996, Incentive Stock Options to purchase 5,000 shares of Common Stock at an exercise price of $5.00 were granted to each of Messrs. Eilberg and Yeager. Such options were subsequently repriced on August 14, 1997 at an exercise price of $1.47 per share. The options granted to Messrs. Eilberg and Yeager vest 25% in each of 1998, 1999, 2000 and 2001.

                     OPTION/SAR GRANTS IN FISCAL YEAR 1998
                              (INDIVIDUAL GRANTS)

                                       NUMBER OF      PERCENT OF TOTAL
                                      SECURITIES       OPTIONS /SAR'S
                                      UNDERLYING         GRANTED TO       EXERCISE OR
                                     OPTIONS/SAR'S      EMPLOYEES IN      BASE PRICE      EXPIRATION
NAME                                    GRANTED         FISCAL YEAR         ($/SH)           DATE
(A)                                       (B)               (C)               (D)             (E)
----                                 -------------    ----------------    -----------    -------------
Malcolm M. Bibby(1)................     294,000              83%             $0.73       December 2007

---------------
(1) On January 1, 1998, Non-Qualified Stock Options to purchase 294,000 shares of Common Stock at an exercise price of $0.73 were granted to Dr. Bibby. The 294,000 shares vest fully on December 31, 2000, but contain the following acceleration clauses: (a) 150,000 will vest upon a change in control of the Company, (b) 12,000 will vest for each fiscal quarter, from January 1, 1998 through December 31, 2000, in which the Company realizes positive net income before taxes; (c) 50,000 will vest if the Company realizes net income before taxes of $200,000 in any four consecutive quarters between January 1, 1998 and December 31, 2000; (d) 10,000 will vest for each $50,000 of net income before taxes in excess of $200,000 that the Company realizes in any four consecutive quarters between January 1, 1998 and December 31, 2000.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                            AND FY-END OPTION VALUES

                                                                         NUMBER OF
                                                                         SECURITIES
                                                                         UNDERLYING        VALUE OF
                                                                        UNEXERCISED       UNEXERCISED
                                                                          OPTIONS/       IN-THE-MONEY
                                                                            SARS            OPTIONS
                                                                         AT FY-END         AT FY-END
                                        SHARES ACQUIRED     VALUE       EXERCISABLE/     EXERCISABLE/
                                          ON EXERCISE      REALIZED    UNEXERCISABLE     UNEXERCISABLE
NAME                                          (#)            ($)            (#)             ($)(1)
(A)                                           (B)            (C)            (D)               (E)
----                                    ---------------    --------    --------------    -------------
Malcolm M. Bibby
  President, CEO......................         0              $0       58,000/354,750         $0
Gerald S. Eilberg
  Vice President Finance & Admin and
  CFO.................................         0              $0        1,265/16,809          $0
Larry F. Yeager
  Vice President of Research &
  Development.........................         0              $0            15/0              $0

---------------
(1) In-the-Money options, are those options for which the fair market value of the underlying shares of Common Stock is greater than the exercise price of the option. As of December 31, 1998, Dr. Bibby had exercisable options to purchase 46,000 and 12,000 shares of Common Stock at share exercise prices of $1.47 and $0.73 respectively. Messrs. Eilberg and Yeager had exercisable options to purchase 1,265, and 1,265 shares of Common Stock, respectively, at share exercise prices of $1.47. See "Security Ownership of Certain Beneficial Owners and Management". The fair market value of the Company's Common Stock underlying the options as of December 31, 1998 was $0.81 (OTC closing bid price on December 30, 1998).

COMPENSATION OF DIRECTORS

     During Fiscal 1998, the Company's Directors received an aggregate cash compensation of $2,000 for their services as Directors. Messrs. Ward and Smart received $1,000 respectively.

EMPLOYMENT AGREEMENT

     On January 1, 1998, the Company entered into an employment agreement with Dr. Bibby for a period of three years through December 31, 2000. The agreement is automatically renewed for successive periods of one year, unless written notice of non-renewal is given by the Company to Dr. Bibby not less than six months before termination of the agreement. During this period Dr. Bibby will serve as President and Chief Executive Officer of the Company for a Base Salary of $150,000 per annum through December 31, 1998. For future years, any increases in Base Salary will be established by the Board of Directors. Dr. Bibby will be entitled to receive stock option grants and bonus arrangements as determined by the Board of Directors from time to time. The Company may terminate this agreement, if, at any time during the duration of the agreement, the Company has incurred losses (exclusive of extraordinary items of income and loss) of $1,000,000 or more in any four consecutive quarters. At such time, the Company is obligated to pay Dr. Bibby 50% of his then current annual Base Salary, plus benefits for six months. If the agreement is not renewed by the Company, including upon change of control, then Dr. Bibby is entitled to receive severance benefits which will be determined based upon an amount equal to (X)(i) 1/12th of 100% of Dr. Bibby's then current annual Base Salary, plus (ii) 1/12th of 100% of Dr. Bibby's bonus arrangement earned for the Company's most recent fiscal year, multiplied by (Y) the greater of the remaining calendar months under the agreement or eighteen months.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1999, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's voting securities, (ii) each of the Company's Directors and officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. For purposes of this table, the Common Stock and the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock, (collectively, the "Preferred Stock") are treated as one class. As of March 31, 1999, the Company had 2,276,850 shares of Common Stock outstanding and approximately 2,375 stockholders of record. In addition, the Company had 6,125 shares of Preferred Stock outstanding. Each share of Preferred Stock, which has a face value of $1,000, is convertible into Common Stock at a conversion price of $2.74 per share for the Series B, C and D, $0.75 per share for Series E and $1.00 for Series F. Based upon the conversion prices, the Preferred Stock would be convertible into a total of 2,830,718 shares of Common Stock. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such Preferred Stock is convertible. The Company has no other voting securities.

                                                            NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                    BENEFICIALLY OWNED    PERCENTAGE OF CLASS(2)
---------------------------------------                    ------------------    ----------------------
Dr. Malcolm M. Bibby (3).................................        85,550                   1.7%
William R. Smart.........................................         2,500                     *
John P. Ward (4).........................................        28,868                     *
Gerald S. Eilberg (5)....................................         9,282                     *
Larry F. Yeager (6)......................................        13,430                     *
All Directors and Officers as a Group (6
  persons)(3)(4)(5)(6)(7)................................       147,521                   2.9%

---------------
  * Less than 1%.

(1) The address for all of the named entities is c/o National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.

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

(3) Includes an aggregate of 58,000 shares of Common Stock underlying vested options to purchase Common Stock.

(4) Includes 10,137 shares held by Mr. Ward's wife for which Mr. Ward disclaims beneficial ownership.

(5) Includes 15 shares of Common Stock underlying vested options to purchase Common Stock.

(6) Includes 15 shares of Common Stock underlying vested options to purchase Common Stock.

(7) Includes an aggregate of 58,170 shares of Common Stock underlying vested options to purchase Common Stock held by four of the Company's officers.

     All of the Preferred Stock is registered in the name of RBB Bank AG ("RBB Bank"). RBB Bank is not included in the table above because the Company has been informed that RBB Bank holds such Preferred Stock solely in the capacity of custodian for the benefit of numerous other investors. The Company has been informed that none of such investors, either individually or in the aggregate with affiliated entities, beneficially owns more than five percent (5%) of the Company's issued and outstanding capital stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Balance Sheet as of December 31, 1998 and December 31,
  1997......................................................  F-2
Statement of Operations for the years ended December 31,
  1998 and December 31, 1997................................  F-3
Statement of Stockholders' Equity for the years ended
  December 31, 1998 and
  December 31, 1997.........................................  F-4
Statement of Cash Flows for the years ended December 31,
  1998 and December 31, 1997................................  F-5
Notes to Financial Statements...............................  F-6

     (a)(2) Exhibits.

     (i) The following exhibits are filed herewith:

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
3a*      Certificate of Incorporation, as amended.(3c)
3b*      Certificate of Amendment of Certificate of Incorporation to
         increase the number of authorized shares.(3a)
3c*      Certificate of Amendment of Certificate of Incorporation to
         effect a 1:4 reverse split of Common Stock.(3b)
3d**     Statement of Designation of Series B Convertible Preferred
         Stock.(4a)
3e**     Statement of increase of shares designated as Series B
         Convertible Preferred Stock.(4b)
3f(+)    Statement of Designation of Series C Convertible Preferred
         Stock.(99a)
3g(+)    Statement of Designation of Series D Convertible Preferred
         Stock.(99b)
3h(++)   Statement of Designation of Series E Convertible Preferred
         Stock.(4(a))
3i       Statement of Designation of Series F Convertible Preferred
         Stock.
3j@      By-Laws.(3.02)
4a       Instruments defining the rights of security holders (see
         Exhibits 3a through 3j).
4b*      Specimen Certificate of Common Stock, $.08 par value per
         share.(4)
10a%     1994 Stock Option Plan.
10b#%    1995 Stock Option Plan.(10)
10c%     1997 Stock Option Plan.
10d%     1998 Stock Option Plan.
10e(++)  Form of Regulation S Offshore Subscription Agreement.(4(b))
10f      Employment Agreement of Dr. Bibby.
27       Financial Data Schedule.

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

(++) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current
     Report on Form 8-K filed March 6, 1998.
@ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's
     Registration Statement on Form S-1 filed April 17, 1987.
# Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1995.
% Management contract or compensatory plan, contract or arrangement.

     Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

     (b) Reports on Form 8-K.

     During the quarter for which this report is filed, the Company filed (i) a Form 8-K dated October 22, 1998 to report the notice received from NASDAQ that the Company was delisted from the SmallCap Market (ii) a Form 8-K dated November 25, 1998 to report the issuance of shares of Common Stock pursuant to Regulation S, and (iii) a Form 8-K dated December 16, 1998 to report the issuance of shares of Common Stock pursuant to Regulation S.

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

Date: March 30, 1999

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

NAME                                                               CAPACITY                      DATE
----                                                               --------                      ----

               /s/ MALCOLM M. BIBBY                    Chairman of the Board, President
---------------------------------------------------      and Chief Executive Officer
                 Malcolm M. Bibby                        (principal executive officer)      March 30, 1999

               /s/ WILLIAM R. SMART                    Director
---------------------------------------------------
                 William R. Smart                                                           March 30, 1999

                 /s/ JOHN P. WARD                      Director
---------------------------------------------------
                   John P. Ward                                                             March 30, 1999

               /s/ GERALD S. EILBERG                   Chief Financial Officer
---------------------------------------------------      (principal financial and
                 Gerald S. Eilberg                       accounting officer)                March 30, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Datacomputer, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 1999

                          NATIONAL DATACOMPUTER, INC.

                                 BALANCE SHEET

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Current Assets:

  Cash and cash equivalents.................................  $    491,174    $    208,731
  Accounts receivable, net of allowance for doubtful
     accounts of $146,600 and $108,602 at December 31, 1998
     and December 31, 1997, respectively....................     1,048,315       1,545,319
  Inventories...............................................     1,516,306       1,298,979
  Other current assets......................................        31,493          59,800
                                                              ------------    ------------
     Total current assets...................................     3,087,288       3,112,829
Fixed assets, net...........................................       205,508         259,512
                                                              ------------    ------------
                                                              $  3,292,796    $  3,372,341
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Convertible debt to related party.........................  $         --    $     75,000
  Current obligations under capital lease...................        44,198          41,810
  Accounts payable..........................................       356,866         349,807
  Accrued payroll and related taxes.........................        78,224         127,675
  Accrued expenses -- other.................................       218,264         264,024
  Accrued interest on preferred stock.......................         6,125         102,750
  Deferred revenues, current portion........................       552,334         470,125
  Deferred compensation.....................................            --          45,214
                                                              ------------    ------------
     Total current liabilities..............................     1,256,011       1,476,405
Convertible debt to related party...........................            --         158,730
Obligations under capital lease.............................        25,754          70,617
Deferred revenues...........................................         6,143          38,143
                                                              ------------    ------------
                                                                 1,287,908       1,743,895
                                                              ------------    ------------
Stockholders' equity

  Preferred stock, Series A convertible, $0.001 par value;
     20 shares authorized; 0 shares issued and outstanding
     at December 31, 1998 and December 31, 1997.............            --              --
  Preferred stock, Series B convertible $0.001 par value;
     4,200 shares authorized, issued and outstanding
     (liquidating preference of $4,200,000).................     3,685,206       3,685,206
  Preferred stock, Series C convertible $0.001 par value;
     900 shares authorized, issued and outstanding
     (liquidating preference of $900,000)...................       834,370         808,412
  Preferred stock, Series D convertible $0.001 par value;
     350 shares authorized, issued and outstanding
     (liquidating preference $350,000)......................       324,639         303,995
  Preferred stock, Series E convertible $0.001 par value;
     500 shares authorized; 500 and 0 shares issued and
     outstanding at December 31, 1998 and December 31, 1997,
     respectively (liquidating preference of $500,000)......       273,880              --
  Preferred stock, Series F convertible $0.001 par value;
     175 shares authorized; 175 and 0 shares issued and
     outstanding at December 31, 1998 and December 31, 1997,
     respectively (liquidating preference of $175,000)......       118,750              --
  Common stock, $0.08 par value; 5,000,000 shares
     authorized; 2,276,850 and 1,628,332 shares issued and
     outstanding at December 31, 1998 and December 31, 1997,
     respectively...........................................       182,148         130,267
  Capital in excess of par value............................    10,998,903      10,310,761
  Accumulated deficit.......................................   (14,000,566)    (13,165,753)
  Unamortized stock compensation............................       (61,173)        (93,173)
  Notes receivable -- employees.............................      (351,269)       (351,269)
                                                              ------------    ------------
     Total stockholders' equity.............................     2,004,888       1,628,446
                                                              ------------    ------------
                                                              $  3,292,796    $  3,372,341
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                            STATEMENT OF OPERATIONS

                                                                       YEAR ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Revenues
  Net product revenue.......................................  $ 3,507,532     $ 4,644,903
  Service and other revenue.................................    1,747,495       1,167,875
                                                              -----------     -----------
                                                                5,255,027       5,812,778
Cost of sales and services..................................    2,780,698       3,264,805
                                                              -----------     -----------
                                                                2,474,329       2,547,973
                                                              -----------     -----------
Operating expenses:
  Research and development..................................      992,495       1,275,916
  Selling, general and administrative.......................    1,773,414       2,373,285
                                                              -----------     -----------
                                                                2,765,909       3,649,201
                                                              -----------     -----------
Loss from operations........................................     (291,580)     (1,101,228)
Other income (expense):
  Interest income...........................................        9,534          13,258
  Interest expense..........................................      (40,128)       (124,596)
  Other expense.............................................      (99,014)             --
                                                              -----------     -----------
Net loss....................................................  $  (421,188)    $(1,212,566)
                                                              ===========     ===========
Calculation of net loss per common share and dilutive share
  equivalent:
  Net loss..................................................  $  (421,188)    $(1,212,566)
  Preferred stock preferences...............................     (767,977)       (667,412)
                                                              -----------     -----------
Net loss attributable to common shareholders................  $(1,189,165)    $(1,879,978)
                                                              ===========     ===========
Basic and diluted net loss per share........................  $     (0.66)    $     (1.40)
                                                              ===========     ===========
Weighted average shares.....................................    1,798,226       1,343,876
                                                              ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                             PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK
                                SERIES B                SERIES C                SERIES D                SERIES E
                          ---------------------   ---------------------   ---------------------   ---------------------
                                   NET ISSUANCE            NET ISSUANCE            NET ISSUANCE            NET ISSUANCE
                          SHARES      PRICE       SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                          ------   ------------   ------   ------------   ------   ------------   ------   ------------
Balance at December 29,
 1996...................  4,200     $3,685,206      --             --       --             --       --             --
Net loss................
Issuance of preferred
 stock..................                           900       $867,183      350       $337,400
Interest on preferred
 stock (Note 9).........
Issuance of common stock
 in satisfaction of
 accrued interest.......
Amortization of stock
 compensation...........
Discounted conversion
 rate on Preferred
 Stock..................                                     (172,266)               (136,998)
Amortization of
 discounted conversion
 rate on Preferred
 Stock..................                                      146,308                 116,354
Issuance of common stock
 as payment of issuance
 cost on preferred stock
 and convertible debt...                                      (32,813)                (12,761)
Discount conversion rate
 on convertible debt....
                          -----     ----------     ---       --------      ---       --------      ---       --------
Balance at December 31,
 1997...................  4,200      3,685,206     900        808,412      350        303,995       --             --
Net loss................
Issuance of preferred
 stock..................                                                                           500        273,880
Interest on preferred
 stock (Note 9).........
Issuance of common stock
 in satisfaction of
 accrued interest.......
Amortization of stock
 compensation...........
Discounted conversion
 rate on Preferred
 Stock..................                                                                                      (75,000)
Amortization of
 discounted conversion
 rate on Preferred
 Stock..................                                       25,958                  20,644                  75,000
                          -----     ----------     ---       --------      ---       --------      ---       --------
Balance at December 31,
 1998...................  4,200     $3,685,206     900       $834,370      350       $324,639      500       $273,880
                          =====     ==========     ===       ========      ===       ========      ===       ========

                             PREFERRED STOCK                 COMMON STOCK
                                SERIES F          -----------------------------------
                          ---------------------                           CAPITAL IN      NOTES      UNAMORTIZED
                                   NET ISSUANCE                 PAR         EXCESS      RECEIVABLE      STOCK       ACCUMULATED
                          SHARES      PRICE        SHARES      VALUE     OF PAR VALUE   EMPLOYEES    COMPENSATION     DEFICIT
                          ------   ------------   ---------   --------   ------------   ----------   ------------   ------------
Balance at December 29,
 1996...................    --             --     1,251,925   $100,154   $ 9,755,957    $(351,269)    $ (124,769)   $(11,548,437)
Net loss................                                                                                              (1,212,566)
Issuance of preferred
 stock..................
Interest on preferred
 stock (Note 9).........                                                                                                (404,750)
Issuance of common stock
 in satisfaction of
 accrued interest.......                            303,490     24,280       361,720
Amortization of stock
 compensation...........                                                                                  31,596
Discounted conversion
 rate on Preferred
 Stock..................                                                     309,264
Amortization of
 discounted conversion
 rate on Preferred
 Stock..................                                                    (262,662)
Issuance of common stock
 as payment of issuance
 cost on preferred stock
 and convertible debt...                             72,917      5,833        48,856
Discount conversion rate
 on convertible debt....                                                      97,626
                           ---       --------     ---------   --------   -----------    ---------     ----------    ------------
Balance at December 31,
 1997...................    --             --     1,628,332    130,267    10,310,761     (351,269)    $  (93,173)    (13,165,753)
Net loss................                                                                                                (421,188)
Issuance of preferred
 stock..................   175        175,000                                214,000
Interest on preferred
 stock (Note 9).........                                                                                                (413,625)
Issuance of common stock
 in satisfaction of
 accrued interest.......                            648,518     51,881       464,494
Amortization of stock
 compensation...........                                                                                  32,000
Discounted conversion
 rate on Preferred
 Stock..................              (75,000)                               150,000
Amortization of
 discounted conversion
 rate on Preferred
 Stock..................               18,750                               (140,352)
                           ---       --------     ---------   --------   -----------    ---------     ----------    ------------
Balance at December 31,
 1998...................   175       $118,750     2,276,850   $182,148   $10,998,903    $(351,269)    $  (61,173)   $(14,000,566)
                           ===       ========     =========   ========   ===========    =========     ==========    ============


                              TOTAL
                          STOCKHOLDERS'
                             EQUITY
                          -------------
Balance at December 29,
 1996...................   $ 1,516,842
Net loss................    (1,212,566)
Issuance of preferred
 stock..................     1,204,583
Interest on preferred
 stock (Note 9).........      (404,750)
Issuance of common stock
 in satisfaction of
 accrued interest.......       386,000
Amortization of stock
 compensation...........        31,596
Discounted conversion
 rate on Preferred
 Stock..................
Amortization of
 discounted conversion
 rate on Preferred
 Stock..................
Issuance of common stock
 as payment of issuance
 cost on preferred stock
 and convertible debt...         9,115
Discount conversion rate
 on convertible debt....        97,626
                           -----------
Balance at December 31,
 1997...................     1,628,446
Net loss................      (421,188)
Issuance of preferred
 stock..................       662,880
Interest on preferred
 stock (Note 9).........      (413,625)
Issuance of common stock
 in satisfaction of
 accrued interest.......       516,375
Amortization of stock
 compensation...........        32,000
Discounted conversion
 rate on Preferred
 Stock..................
Amortization of
 discounted conversion
 rate on Preferred
 Stock..................
                           -----------
Balance at December 31,
 1998...................   $ 2,004,888
                           ===========

   The accompanying notes are an integral part of these financial statements.

                          NATIONAL DATACOMPUTER, INC.

                            STATEMENT OF CASH FLOWS

                                                                       YEAR ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................   $(421,188)     $(1,212,566)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation...........................................     130,112          132,977
     Amortization of stock compensation.....................      32,000           31,596
     Amortization of deferred debt issuance costs and debt
      discount..............................................      18,789           91,952
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable...........     497,004         (924,282)
       (Increase) decrease in inventories...................    (217,327)         180,174
       Decrease in other current assets.....................      25,788           92,460
       Increase in accounts payable.........................       7,059          224,353
       Decrease in accrued expenses and deferred
        compensation........................................    (134,300)        (157,517)
       Increase (decrease) in deferred revenues.............      50,209         (245,500)
                                                               ---------      -----------
          Net cash used for operating activities............     (11,854)      (1,786,353)
                                                               ---------      -----------
Cash flows from investing activities:
  Purchases of fixed assets.................................     (76,108)        (143,774)
                                                               ---------      -----------
          Net cash used for investing activities............     (76,108)        (143,774)
                                                               ---------      -----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock and warrants,
     net of issuance costs..................................     487,880        1,204,583
  Proceeds from issuance of convertible note to related
     party..................................................          --          250,000
  Principal payment on convertible debt.....................     (75,000)              --
  Principal payments on obligations under capital lease.....     (42,475)         (38,010)
                                                               ---------      -----------
          Net cash provided by financing activities.........     370,405        1,416,573
                                                               ---------      -----------
Net increase (decrease) in cash and cash equivalents........     282,443         (513,554)
Cash and cash equivalents at beginning of year..............     208,731          722,285
                                                               ---------      -----------
Cash and cash equivalents at end of year....................   $ 491,174      $   208,731
                                                               =========      ===========
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $  13,964      $    18,894
  Noncash investing and financing activities:
     Conversion of promissory note into Series F Preferred
      Stock.................................................     175,000               --
     Accrued interest on preferred stock charged to
      accumulated deficit...................................     413,625          102,750
     Acquisition of property and equipment under capital
      lease.................................................          --           14,185
     Common stock issued in satisfaction of interest on
      preferred stock.......................................     516,375          386,000
     Common stock issued as payment of issuance cost for
      preferred stock ($45,574) and convertible debt........          --           54,689

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

     In 1998 and 1997, the Company used cash for operations of $11,854 and $1,786,353, respectively. The Company has financed its operations primarily through the issuance of preferred stock and convertible debt totaling $675,000 in 1998 and $1,500,000 in 1997. If the Company is not successful in attaining and sustaining cash from operations, it will need to reduce operating costs or raise additional financing to maintain its operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     The Company recognizes revenue for products upon shipment at the time of delivery to the customer, provided that the Company has no remaining significant service obligations that are essential to the functionality of the product delivered, collectibility is considered probable, and the fees are fixed and determinable.

     Revenue from installation and training is recognized upon the completion of the project. Service revenue is recognized ratably over the contractual period.

  Concentration of Credit Risk

     The Company sells its products to customers in diverse industries nationwide, particularly delivery based services such as bakeries and beer distributors. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from three and two customers accounted for approximately 48% of total accounts receivable at December 31, 1998 and December 31, 1997, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Fixed Assets

     Fixed Assets are recorded at cost and depreciated over the estimated useful lives of the assets, principally using accelerated methods. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are expensed as incurred.

  Loss Per Share

     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing loss, after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is

                          NATIONAL DATACOMPUTER, INC.

computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

     Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 9) are added to the net loss to determine the amount of net loss attributable to common stockholders.

     Common share equivalents consist of 4,174,336 and 2,625,444 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock and convertible debt at December 31, 1998 and December 31, 1997, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding as their inclusion would be anti-dilutive.

  Stock Compensation

     The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," for disclosure only (Note 7).

  Research and Development and Computer Software Development Costs

     Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at the date of the financial statements, and the reported results of operations during the reporting period. Actual results could differ from these estimates.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters and for all fiscal years beginning after June 15, 1999. SFAS 133 will not have any impact on the Company's financial position and results of operations.

3.  INVENTORIES

     Inventories consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Raw materials..............................................   $  424,173      $  623,593
Work-in-process............................................      731,730         450,238
Finished goods.............................................      360,403         225,148
                                                              ----------      ----------
                                                              $1,516,306      $1,298,979
                                                              ==========      ==========

                          NATIONAL DATACOMPUTER, INC.

4.  FIXED ASSETS

     Fixed assets consist of the following:

                                                ESTIMATED
                                              USEFUL LIVES     DECEMBER 31,    DECEMBER 31,
                                               (IN YEARS)          1998            1997
                                              -------------    ------------    ------------
Production and engineering equipment........       3-5          $  864,921      $  809,363
Furniture, fixtures and office equipment....        5              738,177         717,629
Leasehold improvements......................  Life of lease         23,021          23,021
                                                                ----------      ----------
                                                                $1,626,119      $1,550,013
Less -- accumulated depreciation and
  amortization..............................                     1,420,611       1,290,501
                                                                ----------      ----------
                                                                $  205,508      $  259,512
                                                                ==========      ==========

     At December 31, 1998, office and engineering equipment under capital lease totaled $156,998. Related accumulated amortization of equipment under capital lease totaled $109,059 at December 31, 1998. At December 31, 1997, office and engineering equipment under capital lease totaled $156,998, with related accumulated amortization of $77,100.

5.  CONVERTIBLE DEBT

     In March 1997, the Company issued an unsecured Convertible Promissory Note for $250,000 to RBB Bank AG. The note bears interest at the rate of 6% per annum and had an original maturity date of March 1998. In March 1998, $175,000 of this note was refinanced and will mature in March 1999.

     The note is convertible at the option of the holder into shares of the Company's common stock at a price of $2.74 per share. The discount of $97,626 implicit in the conversion terms at the date of issuance, based upon the market price for the Company's common stock on that date, was recorded as a debt discount and additional paid in capital. The debt discount is being amortized over the term of the note as a charge to interest expense. Amortization of the debt discount totaled $16,270 and $81,356 in 1998 and 1997, respectively.

     In March 1998, the Company refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000. The note bears interest at a rate of 6% per annum, matures in March 1999, and is convertible into shares of the Company's common stock at a conversion price of $1.34.

     In September 1998, the holders of the note payable converted the outstanding debt of $175,000 into 175 shares, at a stated value of $1,000 per share, of Series F Convertible Preferred Stock.

                          NATIONAL DATACOMPUTER, INC.

6.  INCOME TAXES

     Deferred tax assets are comprised of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1998            1997
                                                            ------------    ------------
Net operating loss carryforwards..........................  $ 4,253,449     $ 4,189,000
Business tax credit carryforwards.........................      291,611         297,000
Other.....................................................      189,240         127,000
                                                            -----------     -----------
Gross deferred tax asset..................................    4,734,300       4,613,000
Deferred tax asset valuation allowance....................   (4,734,300)     (4,613,000)
                                                            -----------     -----------
                                                            $        --     $        --
                                                            ===========     ===========

     The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                                      YEAR ENDED
                                                             ----------------------------
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Statutory federal rate.....................................     (34.0)%         (34.0)%
State taxes................................................      (5.0)%          (6.0)%
Non-deductible expenses....................................       6.0%            0.4%
Other......................................................       4.0%           (4.0)%
Valuation allowance on deferred tax assets.................      29.0%           43.6%
                                                                -----           -----
                                                                  0.0%            0.0%
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

     At December 31, 1998, the Company has net operating loss and tax credit carryforwards for federal tax purposes of $11,612,000 and $290,457, respectively, which expire in various years through 2018 and 2010, respectively. The Company has state net operating loss carryforwards for tax purposes of $4,873,000, which expire in various years through 2003.

     Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

7.  STOCK OPTIONS

     In 1989, 1994 and 1995, the Board of Directors approved the 1989 Stock Option Plan, the 1994 Stock Option Plan and the 1995 Stock Option Plan (the "Plans") respectively. The Plans provide for the granting of incentive stock options and non-qualified stock options to purchase up to 323,685 shares of common stock of the Company to employees, officers, directors and consultants. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than the lesser of 50% of the fair market value per

                          NATIONAL DATACOMPUTER, INC.

share of the common stock on the date of grant or the book value per share of common stock as of the end of the fiscal year immediately preceding the date of grant. The term of options granted under the Plans cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). Outstanding options are written generally with five to ten-year vesting periods, some with acceleration if certain profitability levels are reached, and are fully exercisable by 2007.

     On August 19, 1997, the Board of Directors, adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of Common Stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since a stockholder meeting was not held.

     On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company will be reserved for issuance in accordance with the terms of the 1998 Plan.

     A summary of the status of the Company's stock option plans as of December 31, 1998 and December 31, 1997 are summarized as follows:

                                                      DECEMBER 31, 1998        DECEMBER 31, 1997
                                                    ---------------------    ---------------------
                                                                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                     OPTIONS      PRICE       OPTIONS      PRICE
                                                    ---------    --------    ---------    --------
Outstanding at beginning of year..................   277,716      $1.56       288,972      $4.82
Granted...........................................   354,000       0.82        16,875       1.47
Exercised.........................................        --         --            --         --
Canceled..........................................   (85,598)      1.47       (28,131)      4.07
                                                     -------      -----       -------      -----
Outstanding at end of year........................   546,118      $1.10       277,716      $1.56
                                                     =======      =====       =======      =====
Exercisable at end of year........................    62,338      $1.77        59,778      $1.85
                                                     =======      =====       =======      =====
Weighted average fair value of options granted
  during the period...............................                $0.81                    $1.47
                                                                  =====                    =====

     On August 14, 1997, the Board of Directors approved the repricing of certain outstanding options with original exercise prices ranging from $4.00 -$20.00 to a $1.47 exercise price. The exercise price of the repriced options equaled the fair market value of the Company's common stock on the date of repricing.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                WEIGHTED AVERAGE                        EXERCISE
                                                    REMAINING         NUMBER OF         PRICE OF
                                   NUMBER       CONTRACTUAL LIFE,      OPTIONS          OPTIONS
EXERCISE PRICE                   OUTSTANDING        IN YEARS         EXERCISABLE      EXERCISABLE
--------------                   -----------    -----------------    -----------    ----------------
$0.73 - $1.47..................    537,560            8.53             54,600            $1.47
$4.00 - $8.00..................      8,425            5.33              7,605             4.36
$20.00.........................        133            0.97                133            20.00
                                   -------                             ------            -----
     Total.....................    546,118                             62,338            $1.77
                                   =======                             ======            =====

                          NATIONAL DATACOMPUTER, INC.

     The Company did not recognize any compensation expense under APB No. 25 during the years ended December 31, 1998 and December 31, 1997.

     As discussed in Note 2, the Company elected to adopt SFAS No. 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                              YEAR ENDED      YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Net loss:
  As reported..............................................    $421,188       $1,212,566
  Pro forma................................................    $484,800       $1,304,272
Basic and diluted net loss per share:
  As reported..............................................    $   0.66       $     1.40
  Pro forma................................................    $   0.70       $     1.47

     The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1997, respectively:

     I.  Dividend yield of 0% for both periods;

     II.  Expected volatility of 158% and 291%;

     III. Risk free interest rates of 5.37% -- 5.40% for options granted during the year ended December 31, 1998 and 6.34% -- 6.71% for the year ended December 31, 1997; and

     IV.  Weighted average expected option term of 10 years for both periods.

     Because options vest over several years and additional options grants are expected to be made in subsequent years, the above pro forma disclosures are not necessarily representative of the pro forma effects on reported net income
(loss) for future years.

8.  COMMON STOCK

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

     At December 31, 1998, the Company had reserved 2,723,150 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock. After the issuance of the Series E convertible preferred stock, the 1998 option grants and changes made to the conversion terms of the previously issued Series B, C and D convertible preferred stock in 1998, the Company is required to reserve additional shares of common stock which have not yet been authorized.

     The Board of Directors of the Company will request approval from the stockholders to increase the number of authorized shares in fiscal 1999. The Company expects the shareholders to approve the authorization of the required additional shares.

                          NATIONAL DATACOMPUTER, INC.

9.  CONVERTIBLE PREFERRED STOCK

     In the second quarter of 1996, the Board of Directors approved the designation of 4,200 shares of the Company's unissued preferred stock, $.001 par value, as Series B convertible preferred stock. During 1996, the Company sold 4,200 shares of the newly designated Series B convertible preferred stock for net proceeds of approximately $3,685,200.

     In February 1997, the Board of Directors approved the designation of 900 shares of the Company's unissued preferred stock, $.001 par value, as Series C convertible preferred stock. During 1997, the Company sold 900 shares of newly designated Series C convertible preferred stock for net proceeds of approximately $867,000. As payment of certain offering costs associated with the issuance of the Series C convertible preferred stock, the Company issued 43,751 shares of unregistered common stock for a value of $32,813 based on the quoted market price.

     In February 1997, the Board of Directors approved the designation of 350 shares of the Company's unissued preferred stock, $.001 par value, as Series D convertible preferred stock. During 1997, the Company sold 350 shares of newly designated Series D convertible preferred stock for net proceeds of approximately $337,400. As payment of certain offering costs associated with the issuance of the Series C convertible preferred stock, the Company issued 17,013 shares of unregistered common stock for a value of $12,764 based on the quoted market price.

     In January 1998, the Board of Directors approved the designation of 500 shares of the Company's unissued preferred stock, $.001 par value, as Series E convertible preferred stock. During 1998, the Company sold 500 shares of newly designated Series E convertible preferred stock with attached warrants to purchase up to 700,000 shares of common stock at $.75 per share, for net proceeds of approximately $487,880. The proceeds of this financing were allocated to the preferred shares and warrants based on management's estimation of their fair values. This resulted in $214,000 being ascribed to warrants, which was recorded as additional paid-in-capital and $273,880 being recorded as preferred stock.

     In September 1998, the Board of Directors approved the designation of 175 shares of the Company's unissued preferred stock, $.001 par value, as Series F convertible preferred stock. During 1998, the holders of the convertible note payable to a related party, converted debt with an outstanding principal balance of $175,000 into 175 shares of Series F convertible preferred stock at a stated value of $1,000 per share.

     The Series B, Series C, Series D, Series E, and Series F convertible preferred stock have the following characteristics:

  Voting:

     Holders of the Series B, Series C, Series D, Series E, and Series F convertible preferred stock are entitled to a number of votes equal to the number of shares of common stock into which these shares of convertible preferred stock are then convertible. All shares of convertible preferred stock are entitled to vote with the holders of common stock as a single class.

  Dividends:

     Holders of the Series B, Series C, Series D, Series E, and Series F convertible preferred stock are entitled to receive dividends, when and if declared by the Company's Board of Directors, prior and in preference to common shareholders, equal to the amount of the per share dividend of common stock declared, multiplied by the number of shares of common stock into which the convertible preferred shares are then convertible.

                          NATIONAL DATACOMPUTER, INC.

  Interest:

     In addition to the dividend preference, the holders of the Series B, Series C, Series D, and Series F convertible preferred stock shall receive interest per annum based on the stated value of such shares. Series B convertible preferred shareholders are entitled to receive interest equal to 8% per annum, Series C, Series D and Series F convertible preferred shareholders are entitled to receive interest equal to 6% per annum. Such interest will accrue from the original issuance date, and shall be payable in cash or common stock, at the Company's option, on a quarterly basis, commencing on the first quarter ended after issuance. Payment of interest due with respect to those shares that remain issued and outstanding at the end of the Company's fiscal quarters, shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

     During the years ended December 31, 1998 and December 31, 1997, the Company incurred interest in the amount of $413,625 and $404,750, respectively for Series B, Series C, Series D, and Series F convertible preferred stock for which the Company has recorded a charge to accumulated deficit. During 1998, 380,650 shares were issued in satisfaction of the accrued interest due for 1998 and 99,252 shares were issued in satisfaction of the accrued and unpaid interest due for 1997. In addition, $105,375 of interest remains unpaid and is recorded as 168,600 shares of common shares issued at December 31, 1998. During 1997, 276,604 shares were issued in satisfaction of the accrued interest due for 1997. In addition, $102,750 of interest remained unpaid and is included in accrued interest at December 31, 1997.

  Liquidation Preference:

     Upon liquidation of the Company, the holders of Series B, Series C, Series D, Series E, and Series F convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

  Conversion:

     In connection with the issuance of Series E convertible preferred stock, the Company, with the approval of the shareholders of Series B, Series C, and Series D convertible preferred stock changed the conversion price of the Series B, Series C, and Series D convertible preferred stock to $2.74 and provided these shareholders with certain anti-dilution provisions. If at any time prior to January 31, 2003, the Corporation's stockholders' equity at the end of any fiscal quarter as reported on the Company's Form 10-KSB, or quarterly on Form 10-QSB filing with the Securities and Exchange Commission does not exceed $1,500,000 plus 50% of the net proceeds of any future equity financing, then the conversion price shall equal the lesser of $2.74 or sixty percent of the Corporation's average closing price for the five trading days prior to the conversion.

     Each share of the Series B, Series C, Series D and Series E convertible preferred stock is convertible at any time, at the option of the holders into shares of common stock computed by dividing the stated value of the preferred stock by the conversion price. The Series F convertible preferred stock is not convertible until one year after issuance

     The shareholders of Series E convertible preferred stock shall have the right to convert each share of Series E convertible stock into an amount of shares of common stock equal to the stated value of $1,000 per share divided by the conversion price of $0.75.

     On or after December 31, 1998, the conversion price for the Series E convertible preferred stock shall equal sixty percent of the Corporation's average closing bid price for the twenty trading days preceding the date of such conversion, but in no event less than $0.60 and no more than $0.75 per share. If at any time prior to January 31, 2003 the Company's stockholders' equity at the end of any fiscal quarter does not exceed $1.5 million plus 50% of the net proceeds of any future equity financing by any third party, then the conversion price shall equal the lesser of $0.75 or sixty percent of the Company's bid price for the five trading days prior

                          NATIONAL DATACOMPUTER, INC.

to the date of such conversion notice. The Shareholders of Series E convertible preferred stock may not convert for a period of forty days from the date of issuance.

     The shareholders of Series F convertible preferred stock shall have the right to convert each share of Series F convertible stock into an amount of shares of common stock equal to the stated value of $1,000 per share divided by the conversion price of $1.00. During the six month period commencing on the one year anniversary of the date upon the Series F shares are originally issued and continuing until the eighteen month anniversary of the issue date, the conversion price shall equal $1.00.

     During the period after this eighteen month anniversary and continuing until all shares are converted, the conversion price of the Series F convertible preferred stock shall equal the lesser of (i) $1.00 and (ii) if the closing price shall trade below $1.00 for any ten consecutive trading days, then the conversion price shall equal 70% of the Company's average bid price for the ten days preceding the date of the conversion notice. The shareholders of Series F convertible preferred stock may not convert for a period of a year from the date of issuance.

  Conversion discount:

     The estimated discount of $46,601 and $262,662 implicit in the conversion terms of the Series C and Series D convertible preferred stock at the date of the issuance, based upon the quoted bid price for the Company's common stock on those dates, has been included in the computation of net loss per share (Note 2) for the years ended December 31, 1998 and December 31, 1997, respectively. The estimated discount was recorded as a discount on the preferred stock and an increase to additional paid-in capital. The amortization of the conversion discount of $46,601 and $262,662 has been recorded as an increase to the preferred stock and a decrease to additional paid-in capital for the years ended December 31, 1998 and December 31, 1997, respectively.

     The estimated discount of $150,000 implicit in the conversion terms of the Series E and Series F convertible preferred stock at the date of the issuance, based upon the quoted bid price for the Company's common stock on those dates, has been included in the computation of net loss per share (Note 2) for the year ended December 31, 1998. The estimated discount was recorded as a discount on the preferred stock and an increase to additional paid-in capital. The amortization of the conversion discount of $75,000 and $18,750 has been recorded as an increase to the preferred stock and a decrease to additional paid-in capital for Series E and Series F convertible preferred stock, respectively for the year ended December 31, 1998.

  Redemption:

     In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap market or the National Association of Securities Dealers, Electronic Bulletin Board, equal or exceeds $20.00 per share for a period of twenty consecutive trading days, the Company may redeem the Series B, Series C and Series D convertible preferred stock at a price of $1,000 per share, subject to certain anti-dilution provisions.

     In addition, in connection with the issuance of the Series E convertible preferred stock, the shareholders of the Series B convertible preferred stock agreed to place into escrow 2,100 shares of the Series B convertible preferred stock. The Company may at its option and at any time through January 31, 2000 redeem the escrowed shares of Series B convertible preferred stock at a price of $1,250 per share.

     At any time, on and after the expiration of the restrictions of conversion, if the closing bid price of the Company's common stock as reported by the principal stock exchange in which the Corporation's common stock then trades equals or exceeds $5.00 for twenty consecutive trading days, then the Company at its option may redeem the then issued and outstanding shares of Series E convertible preferred stock at a price of $1,000 per share, subject to certain anti-dilution provisions.

                          NATIONAL DATACOMPUTER, INC.

     At any time, the Company may in its sole discretion, but shall not be obligated to, redeem, in whole or in part, the then issued and outstanding shares of Series F convertible preferred stock at a price of $1,200 per share, subject to certain anti-dilution provisions.

10.  ISSUANCE OF WARRANTS

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

     In September 1997, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $4.00 per share to the Series B stockholders. These warrants are exercisable immediately and expire on September 30, 2000. The value of these warrants at the time of issuance was estimated by management to be negligible, based primarily upon the market price of the Company's stock, accordingly, no compensation cost has been recorded. In March 1998, these warrants were canceled in conjunction with the issuance of the Series E Convertible Preferred Stock.

     In March 1998, in connection with the issuance of Series E convertible preferred stock, the Company issued warrants to purchase a total of 700,000 shares of the Company's common stock at an exercise price of $0.75 per share. These warrants were exercisable immediately and expire on January 1, 2001. The fair value of these warrants at the time of issuance was estimated by management to be $214,000 using a Black-Scholes pricing model based upon the quoted market price assuming a dividend yield of 0%, expected volatility of 172%, a risk-free interest rate of 5.65% and an expected term of two years. The value of the warrant was recorded as decrease to Series E convertible preferred stock and an increase to additional paid-in-capital.

11.  CASHLESS OPTION EXERCISE PROGRAM

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

12.  COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2000. The lease contains an option for renewal and requires the payment of taxes and other operating costs. At December 31, 1998, future minimum rental payments under the operating lease amounted to approximately $300,000 payable as follows:

1999...............................................  171,000
2000...............................................  129,000

     Rent expense totaled $171,376 and $171,376 during the years ended December 31, 1998 and December 31, 1997, respectively.

                          NATIONAL DATACOMPUTER, INC.

     The Company also leases certain equipment under capital leases expiring at various dates through the year 2001. Future minimum lease payments under capital leases consist of the following at December 31, 1998:

1999...............................................   48,000
2000...............................................   30,000
2001...............................................    1,000
                                                     -------
Total minimum lease payments.......................  $79,000
Less: amount representing interest.................    9,300
                                                     -------
Present value......................................  $69,700
                                                     =======

13.  FINANCIAL INSTRUMENTS

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

     Fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and convertible debt approximate their carrying values at December 31, 1998 and December 31, 1997.