Form 10QSB
period 1999-03-31
NATIONAL DATACOMPUTER INC
filed 1999-05-17
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                              04-2942832
          --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification #)

900 Middlesex Turnpike, Bldg. 5
Billerica, Ma.                                                        01821
--------------                                                        -----
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

                                    Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

COMMON STOCK, $0.08 PAR VALUE                                 2,597,592
-----------------------------                                 ---------
   (Title of each class)                                  (number of shares)

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1.  FINANCIAL STATEMENTS:

          Balance Sheet as of March 31, 1999 (unaudited)
           and December 31,1998...............................................3

          Statement of Operations for the three months ended March 31, 1999 and March 31, 1998 (unaudited).....................................4

          Statement of Stockholders' Equity for the three months ended
           March 31, 1999 (unaudited).........................................5

          Statement of Cash Flows
           for the three months ended
                    March 31, 1999 and March 31, 1998 (unaudited).............6

          Notes to Financial Statements.......................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS...........................................9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................10

ITEM 2.  Changes in Securities...............................................10

ITEM 3.  Defaults upon Senior Securities.....................................10

ITEM 4.  Submissions of Matters to a Vote of Security Holders................10

ITEM 5.  Other Information...................................................10

ITEM 6.  Exhibits and Reports on Form 8 - K..................................10

SIGNATURES...................................................................11

NATIONAL DATACOMPUTER, INC.
BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,          December 31,
                                                                                         1999                 1998
                                                                                      (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                     $      129,611       $      491,174
      Accounts receivable, net of allowance for doubtful accounts                        1,203,848            1,048,315
      Inventories                                                                        1,649,005            1,516,306
      Other current assets                                                                  50,166               31,493
                                                                                    ---------------      ---------------
         Total current assets                                                            3,032,630            3,087,288
Fixed assets, net                                                                          195,498              205,508
                                                                                    ---------------      ---------------
                                                                                    $    3,228,128       $    3,292,796
                                                                                    ===============      ===============
Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                       $       32,697       $       44,198
      Accounts payable                                                                     490,738              356,866
      Accrued payroll and related taxes                                                    113,657               78,224
      Accrued expenses - other                                                             176,584              218,264
      Accrued interest on preferred stock                                                      -                  6,125
      Deferred revenues, current portion                                                   573,668              552,334
                                                                                    ---------------      ---------------
         Total current liabilities                                                       1,387,344            1,256,011
Obligations under capital lease                                                             25,754               25,754
Deferred revenues                                                                            6,143                6,143
                                                                                    ---------------      ---------------
                                                                                         1,419,241            1,287,908
                                                                                    ---------------      ---------------
Stockholders' equity
      Preferred stock, Series A convertible, $0.001 par value; 20 shares authorized; 0 shares issued and outstanding at March 31, 1999 and
         December 31, 1998                                                                     -                    -

      Preferred stock, Series B convertible $0.001 par value; 4,200 shares
         authorized, issued and outstanding (liquidating preference of $4,200,000)       3,685,206            3,685,206

      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)           834,370             834,370

      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference $350,000)              324,639             324,639

      Preferred stock, Series E convertible $0.001 par value; 500 shares authorized; 500 and 0 shares issued and outstanding at March 31, 1999 and
         December 31, 1998, respectively (liquidating preference of $500,000)              273,880             273,880

      Preferred stock, Series F convertible $0.001 par value; 175 shares authorized; 175 and 0 shares issued and outstanding at March 31, 1999 and
         December 31, 1998, respectively (liquidating preference of $175,000)              137,500             118,750

      Common stock, $0.08 par value; 5,000,000 shares authorized; 2,597,592 and
      2,276,850 shares issued and outstanding at March 31, 1999 and December 31,
      1998, respectively                                                                   207,807              182,148

      Capital in excess of par value                                                    11,054,619           10,998,903
      Accumulated deficit                                                              (14,304,692)         (14,000,566)
      Unamortized stock compensation                                                       (53,173)             (61,173)
      Notes receivable - employees                                                        (351,269)            (351,269)
                                                                                     --------------       --------------
         Total stockholders' equity                                                      1,808,887            2,004,888
                                                                                    ---------------      ---------------
                                                                                    $    3,228,128       $    3,292,796
                                                                                    ===============      ===============

                   The accompanying notes are an integral part
                         of these financial statements.
                                        3

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                                             First Fiscal Quarter Ended
                                                                   -----------------------------------------------
                                                                       March 31,                  March 31,
                                                                          1999                       1998
                                                                      (Unaudited)                (Unaudited)
Revenues
    Net product revenue                                          $            662,030       $            471,141
    Service and other revenue                                                 392,668                    430,612
                                                                 ---------------------      ---------------------
                                                                            1,054,698                    901,753
Cost of sales and services                                                    601,046                    574,262
                                                                 ---------------------      ---------------------
                                                                              453,652                    327,491
                                                                 ---------------------      ---------------------
Operating expenses:
    Research and development                                                  242,905                    206,021
    Selling, general and administrative                                       407,959                    477,622
                                                                 ---------------------      ---------------------
                                                                              650,864                    683,643
                                                                 ---------------------      ---------------------
Loss from operations                                                         (197,212)                  (356,152)
Other income (expense):
    Interest expense                                                           (2,414)                   (25,692)
                                                                 ---------------------      ---------------------
Net loss                                                         $           (199,626)      $           (381,844)
                                                                 =====================      =====================

Calculation of net loss per common share and dilutive share equivalent:

Net loss                                                         $           (199,626)      $           (381,844)
Preferred stock preferences                                                  (123,250)                  (363,351)
                                                                 ---------------------      ---------------------
Net loss attributable to common
    shareholders                                                 $           (322,876)      $           (745,195)
                                                                 =====================      =====================
Basic and diluted net loss per share                             $              (0.13)      $              (0.46)
                                                                 =====================      =====================
Weighted average shares                                                     2,537,859                  1,628,332
                                                                 =====================      =====================


                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------


                                               Preferred Stock Series B  Preferred Stock Series C  Preferred Stock Series D
                                               ------------------------  ------------------------  ------------------------

                                                          Net issuance              Net issuance              Net issuance
                                                 Shares      price         Shares      price         Shares      price
Balance at December 31, 1998                      4,200    $3,685,206         900    $834,370            350    $324,639

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock

Adjustment for fractional shares
                                                  -----    ----------         ---    --------            ---    --------
Balance at March 31, 1999                         4,200    $3,685,206         900    $834,370            350    $324,639
                                                  =====    ==========         ===    ========            ===    ========

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)

----------------------------------------------------------------------------------------------------------------------------


                                                  Preferred Stock Series E  Preferred Stock Series F      Common Stock
                                                  ------------------------  ------------------------ -----------------------

                                                             Net issuance              Net issuance                   Par
                                                    Shares      price         Shares      price          Shares      value
Balance at December 31, 1998                           500    $273,880           175    $118,750      2,276,850    $182,148

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                             320,742      25,659

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                                  18,750

Adjustment for fractional shares
                                                       ---    --------           ---    --------      ---------    --------
Balance at March 31, 1999                              500    $273,880           175    $137,500      2,597,592    $207,807
                                                       ===    ========           ===    ========      =========    ========


NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)

----------------------------------------------------------------------------------------------------------------------------------




                                                   Capital in        Notes         Unamortized                          Total
                                                     excess        receivable         stock          Accumulated     stockholders'
                                                  of par value     empolyees       compensation        deficit          equity
Balance at December 31, 1998                      $10,998,903      ($351,269)         ($61,173)     ($14,000,566)     $2,004,888

Net loss                                                                                                (199,626)      ($199,626)

Issuance of preferred stock

Interest on preferred stock (Note 7)                                                                    (104,500)      ($104,500)

Issuance of common stock
   in satisfaction of accrued
   interest                                            74,466                                                           $100,125

Amortization of stock compensation                                                       8,000                            $8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                              (18,750)

Adjustment for fractional shares
                                                  -----------       --------           -------       -----------      ----------
Balance at March 31, 1999                         $11,054,619      ($351,269)         ($53,173)     ($14,304,692)     $1,808,887
                                                  ===========       ========           =======       ===========      ==========


                                           The accompanying notes are an integral part
                                                  of these financial statements

                                                                5

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                             March 31,                      March 31,
                                                                               1999                           1998
Cash flows from operating activities:

      Net loss                                                         $            (199,626)         $            (381,844)
      Adjustments to reconcile net loss to net
          cash used for operating activities:
          Depreciation                                                                20,373                         28,713
          Amortization of stock compensation                                           8,000                          8,000
          Amortization of deferred debt issuance costs
              and debt discount                                                            -                         18,789
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                            (155,533)                       562,226
              Increase in inventories                                               (132,699)                      (277,755)
              Increase in other current assets                                       (18,673)                       (18,915)
              Increase in accounts payable                                           133,872                          9,029
              Decrease in accrued expenses
                   and deferred compensation                                         (12,372)                       (46,679)
              Increase in deferred revenues                                           21,334                        139,038
                                                                       ----------------------         ----------------------
      Net cash (used for) provided by operating activities                          (335,324)                        40,602
                                                                       ----------------------         ----------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                      (10,363)                             -
                                                                       ----------------------         ----------------------
      Net cash used for investing activities                                         (10,363)                             0
                                                                       ----------------------         ----------------------
Cash flows from financing activities:
      Proceeds from issuance of  preferred stock and warrants,
          net of issuance costs                                                            -                        487,880
      Principal payment on convertible debt                                                -                        (75,000)
      Payment of interest on preferred stock                                          (4,375)                             -
      Principal payments on obligations under capital lease                          (11,501)                       (12,061)
                                                                       ----------------------         ----------------------
      Net cash (used for) provided by financing activities                           (15,876)                       400,819
                                                                       ----------------------         ----------------------
Net increase (decrease) in cash and cash equivalents                                (361,563)                       441,421
Cash and cash equivalents at beginning of year                                       491,174                        208,731
                                                                       ----------------------         ----------------------
Cash and cash equivalents  at end of year                              $             129,611          $             650,152
                                                                       ======================         ======================
Supplemental Cash Flow Information:
      Cash paid for interest                                           $              12,914          $               9,422
      Non cash investing and financing activities:
          Accrued interest on preferred stock charged to
              accumulated deficit                                                    104,500                        102,750
          Common stock issued in satisfaction of interest on
              preferred stock                                                        100,125                              -

                   The accompanying notes are an integral part
                         of these financial statements.
  6

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

      REVENUE RECOGNITION

         The Company recognizes revenues for products upon shipment at the time of delivery to the customer, provided that the Company has no remaining significant service obligations that are essential to the functionality of the product delivered, collectibility is considered probable, and the fees are fixed and determinable.

         Revenue from installation and training is recognized upon completion of the project. Service revenue is recognized ratably over the contractual periods.

      LOSS PER SHARE

         Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss, after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are added to the net loss to determine the amount of net loss attributable to common stockholders.

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

3.    INVENTORIES

      Inventories consist of the following:          MARCH 31,     DECEMBER 31,
                                                       1999           1998
                                                 --------------  --------------

      Raw Material                                 $  461,294      $  424,173
      Work-in-process                                 795,767         731,730
      Finished goods                                  391,944         360,403
                                                 --------------  --------------

                               Total               $1,649,005      $1,516,306
                                                 ==============  ==============

         Inventories are stated at the lower of cost (first-in, first-out) or market.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

                  Total revenues in the first quarter of fiscal year 1999 were $1,054,698 compared to $901,753 in the prior comparable quarter, an increase of 17%. The increase in revenue was attributable to an increase in sales of units of the Company's Datacomputers.

         Cost of sales and services, as a percentage of net revenues decreased in the first quarter of fiscal 1999 to 57% from 64% in the first quarter of the prior fiscal year. The decrease is primarily attributable to a higher percentage of peripheral sales in the first quarter of fiscal 1998 which carry a lower margin.

         Research and development expenses were 23% of net revenues in the first quarter of both fiscal year 1999 and 1998. Actual research and development spending increased by 18% in absolute dollars to $242,905 in the first quarter of fiscal 1999, from $206,021 for the same period in 1998. The increased spending was due to the addition of development personnel associated with the development of new and enhanced products.

         Selling, general and administrative expenses as a percentage of net revenues for the first quarter of fiscal 1999 decreased to 39% from 53% in the first quarter of the prior fiscal year. Actual selling, general and administrative spending decreased by 15% in absolute dollars to $407,959 in the first quarter of fiscal 1999, from $477,622 for the same period in 1998. The lower level of costs resulted primarily from a decrease in sales personnel costs and professional fees.

         The Company's operating loss was $197,212 for the first quarter of fiscal 1999, compared to an operating loss of $356,152 in the first quarter of the prior fiscal year. The decreased loss was primarily attributable to the decrease in the expenses as discussed above.

         Interest expenses was $2,414 in the first quarter of fiscal 1999, compared to $25,692 in the same quarter of the prior fiscal year. This decrease resulted primarily from the amortization in the first quarter of 1998 of approximately $16,000 to interest expense related to the discount on the convertible debt obtained in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash of $129,611 and a current ratio of 2.2:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 1999. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.


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

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits
                  (11)   Statement Re: Computation of Per Share Earnings (Loss).
                  (27)   Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL DATACOMPUTER, INC.

                                    /s/ Malcolm M. Bibby
May 17, 1999                        --------------------------------
                                    Malcolm M. Bibby
                                    President

                                    /s/ Gerald S. Eilberg
May 17, 1999                        --------------------------------
                                    Gerald S. Eilberg
                                    Vice President, Finance and Administration
                                    Chief Financial Officer