Form 10QSB
period 1999-06-30
NATIONAL DATACOMPUTER INC
filed 1999-07-26
CIK 812880

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                          04-2942832
            --------                                          ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification #)


900 Middlesex Turnpike, Bldg. 5
Billerica, Ma.                                                      01821
----------------------------------------                          ----------
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

                                    Yes   X      No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

COMMON STOCK, $0.08 PAR VALUE                                      2,875,704
-----------------------------                                 ------------------
   (Title of each class)                                      (number of shares)

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheet as of June 30, 1999 (unaudited)
          and December 31,1998...............................................3

         Statement of Operations
          Three and six months ended
          June 30, 1999 and June 30, 1998 (unaudited)........................4

         Statement of Stockholders' Equity for
          the six months ended June 30, 1999 (unaudited).....................5

         Statement of Cash Flows
          for the six months ended
          June 30, 1999 and June 30, 1998 (unaudited)........................6

         Notes to Financial Statements.......................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS..........................................9


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................11

ITEM 2.  Changes in Securities..............................................11

ITEM 3.  Defaults upon Senior Securities....................................11

ITEM 4.  Submissions of Matters to a Vote of Security Holder................11

ITEM 5.  Other Information..................................................11

ITEM 6.  Exhibits and Reports on Form 8 - K.................................11

SIGNATURES..................................................................12

NATIONAL DATACOMPUTER, INC.
BALANCE SHEET

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,          December 31,
                                                                                                   1999                1998
                                                                                               (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                              $        200,495     $       491,174
     Accounts receivable, net of allowance for doubtful accounts                                   1,162,073           1,048,315
     Inventories                                                                                   1,512,245           1,516,306
     Other current assets                                                                             40,060              31,493
                                                                                            -----------------    ----------------
       Total current assets                                                                        2,914,873           3,087,288
Fixed assets, net                                                                                    176,057             205,508
                                                                                            -----------------    ----------------
                                                                                            $      3,090,930     $     3,292,796
                                                                                            =================    ================

Liabilities and stockholders' equity Current Liabilities:
     Current obligations under capital lease                                                $         35,055     $        44,198
     Accounts payable                                                                                374,907             356,866
     Accrued payroll and related taxes                                                                94,942              78,224
     Accrued expenses - other                                                                        100,069             218,264
     Accrued interest on preferred stock                                                                -                  6,125
     Deferred revenues, current portion                                                              574,819             552,334
                                                                                            -----------------    ----------------
       Total current liabilities                                                                   1,179,792           1,256,011

Obligations under capital lease                                                                       11,606              25,754
Deferred revenues                                                                                     41,307               6,143
                                                                                            -----------------    ----------------

                                                                                                   1,232,705           1,287,908
                                                                                            -----------------    ----------------



Stockholders' equity
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; 0 shares issued and outstanding at June 30, 1999 and December 31, 1998               -                   -

     Preferred stock, Series B convertible $0.001 par value; 4,200 shares
       authorized, issued and outstanding (liquidating preference of $4,200,000)                   3,685,206           3,685,206

     Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)                       834,370             834,370

     Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference $350,000)                          324,639             324,639

     Preferred stock, Series E convertible $0.001 par value; 500 shares
       authorized, issued and outstanding (liquidating preference $500,000)                          273,880             273,880

     Preferred stock, Series F convertible $0.001 par value; 175 shares
       authorized, issued and outstanding (liquidating preference $175,000)                          156,250             118,750

     Common stock, $0.08 par value; 5,000,000 shares authorized; 2,875,704 and 2,276,850
       shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively            230,056             182,148

     Capital in excess of par value                                                               11,118,995          10,998,903
     Accumulated deficit                                                                         (14,368,729)        (14,000,566)
     Unamortized stock compensation                                                                  (45,173)            (61,173)
     Notes receivable - employees                                                                   (351,269)           (351,269)
                                                                                            -----------------    ----------------
       Total stockholders' equity                                                                  1,858,225           2,004,888
                                                                                            -----------------    ----------------
                                                                                            $      3,090,930     $     3,292,796
                                                                                            =================    ================

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                         Second Fiscal Quarter                        Six Months
                                                                 Ended                                   Ended
                                               -------------------------------------     -------------------------------------
                                                    June 30,             June 30,              June 30,            June 30,
                                                      1999                 1998                  1999                1998
                                                            (Unaudited)                               (Unaudited)
Revenues
    Net product revenue                        $       812,616      $       915,536      $     1,474,646      $     1,386,677
    Service and other revenue                          425,351              417,966              818,019              848,578
                                               ----------------     ----------------     ----------------     ----------------
                                                     1,237,967            1,333,502            2,292,665            2,235,255
Cost of sales and services                             572,404              682,928            1,173,450            1,257,190
                                               ----------------     ----------------     ----------------     ----------------
                                                       665,563              650,574            1,119,215              978,065
                                               ----------------     ----------------     ----------------     ----------------

Operating expenses:
    Research and development                           240,386              212,465              483,291              418,486
    Selling, general and administrative                381,270              489,716              789,229              967,338
                                               ----------------     ----------------     ----------------     ----------------
                                                       621,656              702,181            1,272,520            1,385,824
                                               ----------------     ----------------     ----------------     ----------------
Income (loss) from operations                           43,907              (51,607)            (153,305)            (407,759)

Other income (expense):
    Interest income                                       -                   1,056                 -                   1,056
    Interest expense                                    (2,569)              (5,979)              (4,983)             (31,671)
                                               ----------------     ----------------     ----------------     ----------------
Net income (loss)                              $        41,338      $       (56,530)     $      (158,288)     $      (438,374)
                                               ================     ================     ================     ================



Calculation of net loss per common share and dilutive share equivalents:

Net income (loss)                              $        41,338      $       (56,530)     $      (158,288)     $      (438,374)
Preferred stock preferences                           (124,125)            (102,750)            (247,375)            (466,102)
                                               ----------------     ----------------     ----------------     ----------------
Net loss attributable to common
    shareholders                               $       (82,787)     $      (159,280)     $      (405,663)     $      (904,476)
                                               ================     ================     ================     ================

Basic and diluted net loss per share           $         (0.03)     $         (0.10)     $         (0.17)     $         (0.51)
                                               ================     ================     ================     ================

Weighted average shares                              2,534,046            1,666,740            2,404,745            1,771,383
                                               ================     ================     ================     ================

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
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

Interest on preferred stock (Note 7)

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
  Stock
                                     ------       -----------     ------       -----------     ------       -----------
Balance at March 31, 1999             4,200       $3,685,206       900           $834,370       350           $324,639
                                     ======       ===========     ======       ===========     ======       ===========

Net income

Issuance of preferred stock

Interest on preferred stock (Note 7)

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
  Stock
                                     ------       -----------     ------       -----------     ------       -----------
Balance at June 30, 1999              4,200       $3,685,206       900           $834,370       350           $324,639
                                     ======       ===========     ======       ===========     ======       ===========

                                     PREFERRED STOCK SERIES E    PREFERRED STOCK SERIES F                  COMMON STOCK
                                     ------------------------    ------------------------     -------------------------------------
                                                                                                                        CAPITAL IN
                                                 NET ISSUANCE                NET ISSUANCE                    PAR          EXCESS
                                     SHARES         PRICE        SHARES         PRICE          SHARES        VALUE     OF PAR VALUE
Balance at December 31, 1998          500           $273,880      175           $118,750      2,276,850    $182,148     $10,998,903

Net loss

Issuance of preferred stock

Interest on preferred stock (Note 7)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     320,742      25,659          74,466

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
  Stock                                                                            18,750                                   (18,750)
                                     ------       -----------    ------       -----------     ---------- -----------    ------------
Balance at March 31, 1999             500           $273,880      175           $137,500      2,597,592    $207,807     $11,054,619
                                     ======       ===========    ======       ===========     ========== ===========    ============

Net income

Issuance of preferred stock

Interest on preferred stock (Note 7)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     278,112      22,249          83,126

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
  Stock                                                                           18,750                                    (18,750)
                                     ------       -----------    ------       -----------     ---------- -----------    ------------
Balance at June 30, 1999              500           $273,880      175           $156,250      2,875,704    $230,056     $11,118,995
                                     ======       ===========    ======       ===========     ========== ===========    ============

                                          NOTES       UNAMORTIZED                         TOTAL
                                       RECEIVABLE        STOCK          ACCUMULATED   STOCKHOLDERS'
                                        EMPOLYEES     COMPENSATION        DEFICIT         EQUITY
Balance at December 31, 1998            ($351,269)     ($61,173)       ($14,000,566)    $2,004,888

Net loss                                                                   (199,626)     ($199,626)

Issuance of preferred stock

Interest on preferred stock (Note 7)                                       (104,500)     ($104,500)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                               $100,125

Amortization of stock compensation                         8,000                            $8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
  Stock
                                        ----------     ---------       -------------    -----------
Balance at March 31, 1999               ($351,269)      ($53,173)      ($14,304,692)    $1,808,887
                                        ==========     =========       =============    ===========

Net income                                                                   41,338        $41,338

Issuance of preferred stock

Interest on preferred stock (Note 7)                                       (105,375)     ($105,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                               $105,375

Amortization of stock compensation                         8,000                            $8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
  Stock
                                        ----------     ---------       -------------    -----------
Balance at June 30, 1999                ($351,269)      ($45,173)      ($14,368,729)    $1,858,225
                                        ==========     =========       =============    ===========

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                   June 30, 1999             June 30, 1998
                                                                                     (Unaudited)               (Unaudited)
Cash flows from operating activities:
     Net loss                                                                  $      (158,288)          $      (438,374)
     Adjustments to reconcile net loss to net
         cash used for operating activities:
         Depreciation                                                                   40,228                    57,585
         Amortization of stock compensation                                             16,000                    16,000
         Amortization of deferred debt issuance costs
            and debt discount                                                                -                    18,789
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                (113,758)                  774,634
            Decrease (increase) in inventories                                           4,061                  (294,783)
            Increase in other current assets                                            (8,567)                  (86,209)
            Increase (decrease) in accounts payable                                     18,041                  (159,609)
            Decrease in accrued expenses
                and deferred compensation                                             (107,602)                  (11,550)
            Increase in deferred revenues                                               57,649                   132,807
                                                                               ----------------          ----------------
     Net cash (used for) provided by operating activities                             (252,236)                    9,290
                                                                               ----------------          ----------------

Cash flows from investing activities:
     Purchases of fixed assets                                                         (10,777)                   (5,557)
                                                                               ----------------          ----------------
     Net cash used for investing activities                                            (10,777)                   (5,557)
                                                                               ----------------          ----------------

Cash flows from financing activities:
     Proceeds from issuance of  preferred stock and warrants,
         net of issuance costs                                                               -                   487,880
     Principal payment on convertible debt                                                   -                   (75,000)
     Payment of interest on preferred stock                                             (4,375)                        -
     Principal payments on obligations under capital lease                             (23,291)                  (21,893)
                                                                               ----------------          ----------------
     Net cash (used for) provided by financing activities                              (27,666)                  390,987
                                                                               ----------------          ----------------

Net increase (decrease) in cash and cash equivalents                                  (290,679)                  394,720
Cash and cash equivalents at beginning of year                                         491,174                   208,731
                                                                               ----------------          ----------------
Cash and cash equivalents  at end of period                                    $       200,495           $       603,451
                                                                               ================          ================


Supplemental Cash Flow Information:
     Cash paid for interest                                                    $        14,867           $        12,822
     Non cash investing and financing activities:
         Accrued interest on preferred stock charged to
            accumulated deficit                                                        209,875                   205,500
         Common stock issued in satisfaction of interest on
            preferred stock                                                            205,500                   308,250

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

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are added to the net loss to determine the amount of net loss attributable to common stockholders

      USE OF ESTIMATES

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

3.    INVENTORIES

      Inventories consist
       of the following:                     JUNE 30,           DECEMBER 31,
                                               1999                 1998
                                        -----------------    -----------------

      Raw material                          $  423,037          $  424,173
      Work-in-process                          729,770             731,730
      Finished goods                           359,438             360,403
                                        -----------------    -----------------
                         Total              $1,512,245          $1,516,306
                                        =================    =================

         Inventories are stated at the lower of cost (first-in, first-out) or market.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

      Total revenues in the second quarter of fiscal year 1999 were $1,237,967 compared to $1,333,502 in the prior comparable quarter, a decrease of 7%. The decrease in revenue was attributable to a decrease in sales of units of the Company's Datacomputers.

      Cost of sales and services, as a percentage of net revenues decreased in the second quarter of fiscal 1999 to 46% from 51% in the second quarter of the prior fiscal year. The decrease is primarily attributable to the sales of a different mix of products in the second quarter of 1999 which carry a higher margin. The higher margins which resulted from the product mix in the second quarter of 1999 are not indicative of the margins to be expected in future quarters.

      Research and development expenses as a percentage of net revenue for the second quarter of fiscal 1999 increased to 19% from 16% in the second quarter of the prior fiscal year. Actual research and development spending increased by 13% in absolute dollars to $240,386 in the second quarter of fiscal 1999, from $212,465 for the same period in 1998. The increased spending was due to the addition of development personnel associated with the development of new and enhanced products.

      Selling, general and administrative expenses as a percentage of net revenues for the second quarter of fiscal 1999 decreased to 31% from 37% in the second quarter of the prior fiscal year. Actual selling, general and administrative spending decreased by 22% in absolute dollars to $381,270 in the second quarter of fiscal 1999, from $489,716 for the same period in 1998. The lower level of costs resulted primarily from a decrease in sales personnel costs and professional fees.

      The Company's operating income was $43,907 for the second quarter of fiscal 1999, compared to an operating loss of $51,607 in the second quarter of the prior fiscal year. The decreased loss was primarily attributable to the improved margin combined with the decrease in the expenses as discussed above.


      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

      The Company's total revenues for the six months ended June 30, 1999 were $2,292,665 which represents a 3% increase from total revenue of $2,235,255 for the same period of the prior fiscal year. The increase in revenue was attributable to an increase in sales of units of the Company's Datacomputers

      Cost of sales and services, as a percentage of net revenues for the six months ended June 30, 1999 was 51% as compared to 56% for the same period of the prior fiscal year. The improved gross margin is primarily attributable to the sales of a different mix of products in the second quarter of 1999 which carry a higher margin. The higher margins which resulted from the product mix in the second quarter of 1999 are not indicative of the margins to be expected in future quarters.

      Research and development expenses as a percentage of net revenues for the six months ended June 30, 1999 increased to 21% from 19% for the same period in the prior fiscal year. Actual research and development spending increased by 15% in absolute dollars to $483,291 in the six months ended June 30, 1999 from $418,486 for the same period in the prior fiscal year. The increased spending was due to the addition of development personnel associated with the development of new and enhanced products.

      Selling, general and administrative expenses as a percentage of net revenues for the six months ended June 30, 1999 decreased to 34% from 43% for the same period in the prior fiscal year. Actual selling, general and administrative spending decreased by 18% in absolute dollars to $789,229 in the six months ended June 30, 1999 from $967,338 for the same period in the prior fiscal year. The lower level of costs resulted primarily from a decrease in sales personnel costs and professional fees.

      The Company's operating loss was $153,305 for the six months ended June 30, 1999, compared to an operating loss of $407,759 for the same period in the prior fiscal year. The decreased loss was primarily attributable to the decrease in the expenses as discussed above.

      Interest expense was $4,983 in the first six months of fiscal 1999, compared to $31,671 in the same period of the prior fiscal year. This decrease resulted primarily from the amortization in the first quarter of 1998 of approximately $23,000 to interest expense related to the discount on the convertible debt recorded in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Company had cash of $200,495 and a current ratio of 2.5:1. The cash balance at March 31, 1999 was $129,611. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 1999. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

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

                                     NATIONAL DATACOMPUTER, INC.


July 23, 1999                        /s/  Malcolm M. Bibby
                                     -----------------------------
                                     Malcolm M. Bibby
                                     President


July 23, 1999                        /s/  Gerald S. Eilberg
                                     -----------------------------
                                     Gerald S. Eilberg
                                     Vice President, Finance and Administration
                                     Chief Financial Officer