Form 10QSB
period 1999-09-30
NATIONAL DATACOMPUTER INC
filed 1999-11-15
CIK 812880

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 0-15885

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
                                             Yes  [ X ]     No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

COMMON STOCK, $0.08 PAR VALUE                                     3,531,466
-----------------------------                                 ------------------
   (Title of each class)                                      (number of shares)

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1.  FINANCIAL STATEMENTS:                                          --------

         Balance Sheet as of September 30, 1999 (unaudited)
          and December 31, 1998...............................................3

         Statement of Operations
          Three and nine months ended
          September 30, 1999 and September 30, 1998 (unaudited)...............4

         Statement of Stockholders' Equity
          for the nine months ended September 30, 1999(unaudited).............5

         Statement of Cash Flows
          for the nine months ended
          September 30, 1999 and September 30, 1998 (unaudited)...............6

         Notes to Financial Statements........................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS............................................9


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................12

ITEM 2.  Changes in Securities...............................................12

ITEM 3.  Defaults upon Senior Securities.....................................12

ITEM 4.  Submissions of Matters to a Vote of Security Holder.................12

ITEM 5.  Other Information...................................................12

ITEM 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................13

NATIONAL DATACOMPUTER, INC.
BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,        December 31,
                                                                                                     1999                1998
                                                                                                 (Unaudited)
                                                                                               ---------------     ---------------
Assets
Current Assets:
     Cash and cash equivalents                                                                 $      630,971      $      491,174
     Accounts receivable, net of allowance for doubtful accounts                                      893,459           1,048,315
     Inventories                                                                                    1,416,139           1,516,306
     Other current assets                                                                              36,693              31,493
                                                                                               ---------------     ---------------
        Total current assets                                                                        2,977,262           3,087,288

Fixed assets, net                                                                                     159,736             205,508
                                                                                               ---------------     ---------------
                                                                                               $    3,136,998      $    3,292,796
                                                                                               ===============     ===============
Liabilities and stockholders' equity
Current Liabilities:
     Current obligations under capital lease                                                   $       31,260      $       44,198
     Accounts payable                                                                                 265,518             356,866
     Accrued payroll and related taxes                                                                125,155              78,224
     Accrued expenses - other                                                                         139,420             218,264
     Accrued interest on preferred stock                                                                  -                 6,125
     Deferred revenues, current portion                                                               551,128             552,334
                                                                                               ---------------     ---------------
        Total current liabilities                                                                   1,112,481           1,256,011

Obligations under capital lease                                                                         5,741              25,754
Deferred revenues                                                                                      41,307               6,143
                                                                                               ---------------     ---------------
                                                                                                    1,159,529           1,287,908
                                                                                               ---------------     ---------------
Stockholders' equity
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
        authorized; 0 shares issued and outstanding at September 30, 1999 and December 31, 1998           -                   -

     Preferred stock, Series B convertible $0.001 par value; 4,200 shares
        authorized, issued and outstanding (liquidating preference of $4,200,000)                   3,685,206           3,685,206

     Preferred stock, Series C convertible $0.001 par value; 900 shares
        authorized, issued and outstanding (liquidating preference of $900,000)                       834,370             834,370

     Preferred stock, Series D convertible $0.001 par value; 350 shares
        authorized, issued and outstanding (liquidating preference $350,000)                          324,639             324,639

     Preferred stock, Series E convertible $0.001 par value; 500 shares
        authorized, issued and outstanding (liquidating preference $500,000)                          273,880             273,880

     Preferred stock, Series F convertible $0.001 par value; 175 shares
        authorized, issued and outstanding (liquidating preference $175,000)                          175,000             118,750

     Common stock, $0.08 par value; 5,000,000 shares authorized; 3,531,466 and 2,276,850
        shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively       282,517             182,148

     Capital in excess of par value                                                                11,153,159          10,998,903
     Accumulated deficit                                                                          (14,362,860)        (14,000,566)
     Unamortized stock compensation                                                                   (37,173)            (61,173)
     Notes receivable - employees                                                                    (351,269)           (351,269)
                                                                                               ---------------     ---------------
        Total stockholders' equity                                                                  1,977,469           2,004,888
                                                                                               ---------------     ---------------
                                                                                               $    3,136,998      $    3,292,796
                                                                                               ===============     ===============

   The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                    Third Fiscal Quarter                        Nine Months
                                                           Ended                                   Ended
                                            -----------------------------------     -----------------------------------
                                             September 30,       September 30,       September 30,       September 30,
                                                  1999                1998               1999                1998
                                                        (Unaudited)                             (Unaudited)
Revenues
    Net product revenue                     $      820,941      $    1,269,903      $    2,295,587      $    2,656,580
    Service and other revenue                      467,237             402,416           1,285,256           1,250,994
                                            ---------------     ---------------     ---------------     ---------------
                                                 1,288,178           1,672,319           3,580,843           3,907,574

Cost of sales and services                         552,936             749,642           1,726,386           2,006,832
                                            ---------------     ---------------     ---------------     ---------------

                                                   735,242             922,677           1,854,457           1,900,742
                                            ---------------     ---------------     ---------------     ---------------
Operating expenses:
    Research and development                       196,808             271,918             680,099             690,404
    Selling, general and administrative            426,717             441,783           1,215,946           1,409,121
                                            ---------------     ---------------     ---------------     ---------------
                                                   623,525             713,701           1,896,045           2,099,525
                                            ---------------     ---------------     ---------------     ---------------
Income (loss) from operations                      111,717             208,976             (41,588)           (198,783)

Other income (expense):
    Interest income                                    -                   -                   -                 1,056
    Other income                                     1,124                                   1,124
    Interest expense                                (1,597)             (5,221)             (6,580)            (36,892)
                                            ---------------     ---------------     ---------------     ---------------
Net income (loss)                           $      111,244      $      203,755      $      (47,044)     $     (234,619)
                                            ===============     ===============     ===============     ===============


Calculation of net loss per common share and dilutive share equivalents:

Net income (loss)                           $      111,244      $      203,755      $      (47,044)     $     (234,619)
Preferred stock preferences                       (124,125)           (102,750)           (371,500)           (568,852)
                                            ---------------     ---------------     ---------------     ---------------
Net income (loss) attributable to common
    shareholders                            $      (12,881)     $      101,005      $     (418,544)     $     (803,471)
                                            ===============     ===============     ===============     ===============
Weighted average number of
    shares outstanding
       Basic                                     2,985,842           1,846,129           2,600,596           1,801,876
       Diluted                                   2,985,842           2,700,378           2,600,596           1,801,876

Net income (loss) per share
    Basic                                   $        (0.00)     $         0.05      $        (0.16)     $        (0.45)
                                            ===============     ===============     ===============     ===============
    Diluted                                 $        (0.00)     $         0.04      $        (0.16)     $        (0.45)
                                            ===============     ===============     ===============     ===============

    The accompanying notes are an integral part of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                     PREFERRED STOCK SERIES B          PREFERRED STOCK SERIES C          PREFERRED STOCK SERIES D
                                  ------------------------------    ------------------------------    -----------------------------
                                                    NET ISSUANCE                      NET ISSUANCE                     NET ISSUANCE
                                     SHARES            PRICE           SHARES            PRICE           SHARES           PRICE
Balance at December 31, 1998             4,200     $  3,685,206              900     $    834,370              350     $   324,639

Net loss

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                  -------------    -------------    -------------    -------------    -------------    ------------
Balance at March 31, 1999                4,200     $  3,685,206              900     $    834,370              350     $   324,639
                                  =============    =============    =============    =============    =============    ============

Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                  -------------    -------------    -------------    -------------    -------------    ------------
Balance at June 30, 1999                 4,200     $  3,685,206              900     $    834,370              350     $   324,639
                                  =============    =============    =============    =============    =============    ============

Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                  -------------    -------------    -------------    -------------    -------------    ------------
Balance at September 30, 1999            4,200     $  3,685,206              900     $    834,370              350     $   324,639
                                  =============    =============    =============    =============    =============    ============

------------------------------------------------------------------------------------------------------------------------------------
                                   PREFERRED STOCK SERIES E     PREFERRED STOCK SERIES F                COMMON STOCK
                                  --------------------------  ---------------------------  -----------------------------------------
                                                NET ISSUANCE                 NET ISSUANCE                     PAR        CAPITAL IN
                                     SHARES        PRICE         SHARES         PRICE         SHARES         VALUE         EXCESS
                                                                                                                        OF PAR VALUE
Balance at December 31, 1998              500   $   273,880           175   $    118,750      2,276,850   $  182,148   $ 10,998,903

Net loss

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     320,742       25,659         74,466

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                          18,750                                    (18,750)
                                  ------------  ------------  ------------  -------------  -------------  -----------  -------------
Balance at March 31, 1999                 500   $   273,880           175   $    137,500      2,597,592   $   207,807  $ 11,054,619
                                  ============  ============  ============  =============  =============  ===========  =============

Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     278,112       22,249         83,126

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                          18,750                                    (18,750)
                                  ------------  ------------  ------------  -------------  -------------  -----------  -------------
Balance at June 30, 1999                  500   $   273,880           175   $    156,250      2,875,704   $  230,056   $ 11,118,995
                                  ============  ============  ============  =============  =============  ===========  =============

Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     655,762       52,461         52,914

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                          18,750                                    (18,750)
                                  ------------  ------------  ------------  -------------  -------------  -----------  -------------
Balance at September 30, 1999             500   $   273,880           175   $    175,000      3,531,466   $  282,517   $ 11,153,159
                                  ============  ============  ============  =============  =============  ===========  =============

--------------------------------------------------------------------------------------------------
                                      NOTES         UNAMORTIZED                          TOTAL
                                   RECEIVABLE          STOCK         ACCUMULATED     STOCKHOLDERS'
                                    EMPOLYEES       COMPENSATION       DEFICIT           EQUITY
Balance at December 31, 1998     ($    351,269)   ($     61,173)   ($ 14,000,566)    $  2,004,888

Net loss                                                                (199,626)   ($    199,626)

Issuance of preferred stock

Interest on preferred stock                                             (104,500)   ($    104,500)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                          $    100,125

Amortization of stock compensation                        8,000                      $      8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                  -------------    -------------    -------------    -------------
Balance at March 31, 1999        ($    351,269)   ($     53,173)   ($ 14,304,692)    $  1,808,887
                                  =============    =============    =============    =============

Net income                                                                41,338     $     41,338

Issuance of preferred stock

Interest on preferred stock                                             (105,375)   ($    105,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                          $    105,375

Amortization of stock compensation                        8,000                      $      8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                  -------------    -------------    -------------    -------------
Balance at June 30, 1999         ($    351,269)   ($     45,173)   ($ 14,368,729)    $  1,858,225
                                  =============    =============    =============    =============

Net income                                                               111,244     $    111,244

Issuance of preferred stock

Interest on preferred stock                                             (105,375)   ($    105,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                          $    105,375

Amortization of stock compensation                        8,000                      $      8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                  -------------    -------------    -------------    -------------
Balance at September 30, 1999    ($    351,269)   ($     37,173)   ($ 14,362,860)    $  1,977,469
                                  =============    =============    =============    =============

    The accompanying notes are an integral part of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended

                                                                        September 30,      September 30,
                                                                            1999               1998
                                                                         (Unaudited)        (Unaudited)
                                                                        -------------      -------------
Cash flows from operating activities:
      Net loss                                                          $    (47,044)      $   (234,619)
      Adjustments to reconcile net loss to net
          cash provided by (used for) operating activities:
          Depreciation                                                        61,377             88,277
          Gain on sale of fixed asset                                         (1,124)               -
          Amortization of stock compensation                                  24,000             24,000
          Amortization of deferred debt issuance costs
              and debt discount                                                  -               18,789
          Changes in assets and liabilities:
              Decrease in accounts receivable                                154,856            277,307
              Decrease (increase) in inventories                             100,167           (140,679)
              Increase in other current assets                                (5,200)           (77,337)
              Decrease in accounts payable                                   (91,348)          (103,636)
              Decrease in accrued expenses
                   and deferred compensation                                 (42,413)           (63,023)
              Increase in deferred revenues                                   33,958            110,632
                                                                        -------------      -------------
      Net cash provided by (used for) operating activities                   187,229           (100,289)
                                                                        -------------      -------------

Cash flows from investing activities:
      Purchases of fixed assets                                              (16,381)           (33,783)
      Proceeds from sale of fixed assets                                       1,900                -
                                                                        -------------      -------------

      Net cash used for investing activities                                 (14,481)           (33,783)
                                                                        -------------      -------------
Cash flows from financing activities:
      Proceeds from issuance of  preferred stock and warrants,
          net of issuance costs                                                  -              487,880
      Principal payment on convertible debt                                      -              (75,000)
      Principal payments on obligations under capital lease                  (32,951)           (30,285)
                                                                        -------------      -------------
      Net cash (used for) provided by financing activities                   (32,951)           382,595
                                                                        -------------      -------------

Net increase in cash and cash equivalents                                    139,797            248,523
Cash and cash equivalents at beginning of year                               491,174            208,731
                                                                        -------------      -------------
Cash and cash equivalents  at end of period                             $    630,971       $    457,254
                                                                        =============      =============
Supplemental Cash Flow Information:
      Cash paid for interest                                            $     16,464       $     18,102
      Noncash investing and financing activities:
          Conversion of promissory note into Series F Preferred Stock                           175,000
          Accrued interest on preferred stock charged to
              accumulated deficit                                            315,250            308,250
          Common stock issued in satisfaction of interest on
              preferred stock                                                310,875            411,000

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

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

      EARNINGS PER SHARE

         Net income (loss) per share is computed under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income
      (loss) per share is computed by dividing net income (loss), after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net income (loss) to determine the amount of net income (loss) attributable to common stockholders

      USE OF ESTIMATES

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

3.    INVENTORIES

      Inventories consist
      of the following:          SEPTEMBER 30,     DECEMBER 31,
                                     1999             1998
                                 -------------    -------------
      Raw material               $    396,152     $    424,173
      Work-in-process                 683,392          731,730
      Finished goods                  336,595          360,403
                                 -------------    -------------
                    Total        $  1,416,139     $  1,516,306
                                 =============    =============

         Inventories are stated at the lower of cost (first-in, first-out) or market.
                                        8

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Total revenues in the third quarter of fiscal year 1999 were $1,288,178 compared to $1,672,319 in the prior comparable quarter, a decrease of 23%. The decrease reflects a broader, more desirable customer distribution in the third quarter of 1999 where no customer accounted for more than 10% of total revenue, as compared to the third quarter of 1998 where one customer accounted for 50% of total revenue

         Cost of sales and services, as a percentage of net revenues decreased in the third quarter of fiscal 1999 to 43% from 45% in the comparable quarter of the prior fiscal year. The decrease is primarily attributable to the sales of a different mix of products in the third quarter of 1999 which carry a higher margin. The higher margins which resulted from the product mix in the third quarter of 1999 are not necessarily indicative of the margins to be expected in future quarters.

         Research and development expenses as a percentage of net revenue for the third quarter of fiscal 1999 decreased to 15% from 16% in the comparable quarter of the prior fiscal year. Actual research and development spending decreased by 28% in absolute dollars to $196,808 in the third quarter of fiscal 1999, from $271,918 for the same period in 1998. The decrease in expenditures reflects a change in emphasis in 1999 from 1998 that requires less funding. In 1999, this represents concentration on enhancing and refining both hardware and software products, rather than focusing in 1998 on initiating new products development.

         Selling, general and administrative expenses as a percentage of net revenues for the third quarter of fiscal 1999 increased to 33% from 26% in the comparable quarter of the prior fiscal year. Actual selling, general and administrative spending decreased by 3% in absolute dollars to $426,717 in the third quarter of fiscal 1999, from $441,783 for the same period in 1998. The lower level of costs resulted primarily from a decrease in sales personnel costs and professional fees.

         The Company's operating income was $111,717 for the third quarter of fiscal 1999, compared to $208,976 in the third quarter of the prior fiscal year. The decrease in income was primarily attributable to the lower sales level offset by the improved margin combined with the lower expenses as discussed above.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

         The Company's total revenues for the nine months ended September 30, 1999 were $3,580,843 which represents an 8% decrease from total revenue of $3,907,574 for the same period of the prior fiscal year. As it was previously discussed in the three months comparison, the decrease in revenue reflects a broader, more desirable customer distribution in the nine months of 1999 where no customers accounted for more than 5% of total revenue, as compared to the nine months of 1998 where one customer accounted for 25% of total revenue.

         Cost of sales and services, as a percentage of net revenues for the nine months ended September 30, 1999 was 48% as compared to 51% for the same period of the prior fiscal year. The improved gross margin is primarily attributable to the sales of a different mix of products in the third quarter of 1999 which carry a higher margin. The higher margins which resulted from the product mix in the nine months of 1999 are not necessarily indicative of the margins to be expected in future periods.

         Research and development expenses as a percentage of net revenues for the nine months ended September 30, 1999 increased to 19% from 18% for the same period in the prior fiscal year. Actual research and development spending decreased only by 1% in absolute dollars to $680,099 in the nine months ended September 30, 1999 from $690,404 for the same period in the prior fiscal year.

         Selling, general and administrative expenses as a percentage of net revenues for the nine months ended September 30, 1999 decreased to 34% from 36% for the same period in the prior fiscal year. Actual selling, general and administrative spending decreased by 14% in absolute dollars to $1,215,946 in the nine months ended September 30, 1999 from $1,409,121 for the same period in the prior fiscal year. The lower level of costs resulted primarily from a decrease in sales personnel costs and professional fees.

         The Company's operating loss was $41,558 for the nine months ended September 30, 1999, compared to an operating loss of $198,783 for the same period in the prior fiscal year. The decreased loss was primarily attributable to the improved margin combined with the decrease in the expenses as discussed above.

         Interest expense was $6,580 in the first nine months of fiscal 1999, compared to $36,892 in the same period of the prior fiscal year. This decrease resulted primarily from the amortization in the first quarter of 1998 of approximately $23,000 to interest expense related to the discount on the convertible debt recorded in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition strengthened as of September 30, 1999, when compared with December 31, 1998. The Company's cash balance increased approximately $140,000, or 28%, to $630,971 with a current ratio of 2.7:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 1999. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material pending litigation.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               (11)   Statement Re: Computation of Per Share Earnings (Loss).
               (27)   Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL DATACOMPUTER, INC.


November 12, 1999                     /s/ Malcolm M. Bibby
                                      --------------------------------
                                      Malcolm M. Bibby
                                      President


November 12, 1999                     /s/ Gerald S. Eilberg
                                      --------------------------------
                                      Gerald S. Eilberg
                                      Vice President, Finance and Administration
                                      Chief Financial Officer