Form 10QSB/A
period 1999-09-30
NATIONAL DATACOMPUTER INC
filed 1999-12-10
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       Yes  X      No
                           ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

COMMON STOCK, $0.08 PAR VALUE                                   3,531,466
-----------------------------                                   ---------
   (Title of each class)                                   (number of shares)

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                            Page
ITEM 1.  FINANCIAL STATEMENTS:                                               No.
                                                                            ----
             Balance Sheet as of September 30, 1999 (unaudited)
              and December 31, 1998...........................................3

             Statement of Operations
              Three and nine months ended
              September 30, 1999 and September 30, 1998 (unaudited)...........4

             Statement of Stockholders' Equity
              for the nine months ended September 30, 1999(unaudited).........5

             Statement of Cash Flows
              for the nine months ended
              September 30, 1999 and September 30, 1998 (unaudited)...........6

             Notes to Financial Statements....................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................12

ITEM 2.  Changes in Securities and Use of Proceeds...........................12

ITEM 3.  Defaults upon Senior Securities.....................................12

ITEM 4.  Submission of Matters to a Vote of Security Holders.................12

ITEM 5.  Other Information...................................................12

ITEM 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................13

NATIONAL DATACOMPUTER, INC.
BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     September 30,      December 31,
                                                                                                         1999               1998
                                                                                                      (Unaudited)
                                                                                                     ------------      ------------
Assets
Current Assets:
      Cash and cash equivalents                                                                      $    630,971      $    491,174
      Accounts receivable, net of allowance for doubtful accounts                                         893,459         1,048,315
      Inventories                                                                                       1,416,139         1,516,306
      Other current assets                                                                                 36,693            31,493
                                                                                                     ------------      ------------
         Total current assets                                                                           2,977,262         3,087,288

Fixed assets, net                                                                                         159,736           205,508
                                                                                                     ------------      ------------
                                                                                                     $  3,136,998      $  3,292,796
                                                                                                     ============      ============
Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                                        $     31,260      $     44,198
      Accounts payable                                                                                    265,518           356,866
      Accrued payroll and related taxes                                                                   125,155            78,224
      Accrued expenses - other                                                                            139,420           218,264
      Accrued interest on preferred stock                                                                    --               6,125
      Deferred revenues, current portion                                                                  551,128           552,334
                                                                                                     ------------      ------------
         Total current liabilities                                                                      1,112,481         1,256,011

Obligations under capital lease                                                                             5,741            25,754
Deferred revenues                                                                                          41,307             6,143
                                                                                                     ------------      ------------
                                                                                                        1,159,529         1,287,908
                                                                                                     ------------      ------------
Stockholders' equity
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; 0 shares issued and outstanding at September 30, 1999 and December 31, 1998             --                --
      Preferred stock, Series B convertible $0.001 par value; 4,200 shares
         authorized, issued and outstanding (liquidating preference of $4,200,000)                      3,685,206         3,685,206
      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)                          834,370           834,370
      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference $350,000)                             324,639           324,639
      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference $500,000)                             273,880           273,880
      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized, issued and outstanding (liquidating preference $175,000)                             175,000           118,750
      Common stock, $0.08 par value; 5,000,000 shares authorized; 3,531,466 and 2,276,850
         shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively          282,517           182,148
      Capital in excess of par value                                                                   11,153,159        10,998,903
      Accumulated deficit                                                                             (14,362,860)      (14,000,566)
      Unamortized stock compensation                                                                      (37,173)          (61,173)
      Notes receivable - employees                                                                       (351,269)         (351,269)
                                                                                                     ------------      ------------
         Total stockholders' equity                                                                     1,977,469         2,004,888
                                                                                                     ------------      ------------
                                                                                                     $  3,136,998      $  3,292,796
                                                                                                     ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
                                                          Third Fiscal Quarter                   Nine Months
                                                                 Ended                             Ended
                                                     ------------------------------    -------------------------------
                                                     September 30,    September 30,    September 30,     September 30,
                                                          1999             1998             1999             1998
                                                               (Unaudited)                       (Unaudited)
Revenues
    Net product revenue                               $   820,941      $ 1,269,903      $ 2,295,587      $ 2,656,580
    Service and other revenue                             467,237          402,416        1,285,256        1,250,994
                                                      -----------      -----------      -----------      -----------
                                                        1,288,178        1,672,319        3,580,843        3,907,574

Cost of sales and services                                552,936          749,642        1,726,386        2,006,832
                                                      -----------      -----------      -----------      -----------
                                                          735,242          922,677        1,854,457        1,900,742
                                                      -----------      -----------      -----------      -----------
Operating expenses:
    Research and development                              196,808          271,918          680,099          690,404
    Selling, general and administrative                   426,717          441,783        1,215,946        1,409,121
                                                      -----------      -----------      -----------      -----------
                                                          623,525          713,701        1,896,045        2,099,525
                                                      -----------      -----------      -----------      -----------
Income (loss) from operations                             111,717          208,976          (41,588)        (198,783)

Other income (expense):
    Interest income                                          --               --               --              1,056
    Other income                                            1,124            1,124
    Interest expense                                       (1,597)          (5,221)          (6,580)         (36,892)
                                                      -----------      -----------      -----------      -----------
Net income (loss)                                     $   111,244      $   203,755      $   (47,044)     $  (234,619)
                                                      ===========      ===========      ===========      ===========

Calculation of net loss per common share and dilutive share equivalents:

Net income (loss)                                     $   111,244      $   203,755      $   (47,044)     $  (234,619)
Preferred stock preferences                              (124,125)        (102,750)        (371,500)        (568,852)
                                                      -----------      -----------      -----------      -----------
Net income (loss) attributable to common
    shareholders                                      $   (12,881)     $   101,005      $  (418,544)     $  (803,471)
                                                      ===========      ===========      ===========      ===========
Weighted average number of
    shares outstanding
       Basic                                            2,985,842        1,846,129        2,600,596        1,801,876
       Diluted                                          2,985,842        2,700,378        2,600,596        1,801,876

Net income (loss) per share
    Basic                                             $     (0.00)     $      0.05      $     (0.16)     $     (0.45)
                                                      ===========      ===========      ===========      ===========
    Diluted                                           $     (0.00)     $      0.04      $     (0.16)     $     (0.45)
                                                      ===========      ===========      ===========      ===========

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------


                                          Preferred Stock Series B       Preferred Stock Series C      Preferred Stock Series D
                                         --------------------------     --------------------------    --------------------------

                                                     Net issuance                   Net issuance                   Net issuance
                                           Shares        price              Shares      price            Shares       price

Balance at December 31, 1998                4,200    $  3,685,206             900   $    834,370            350   $    324,639

Net loss

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                     ------------    ------------    ------------   ------------   ------------   ------------
Balance at March 31, 1999                   4,200    $  3,685,206             900   $    834,370            350   $    324,639
                                     ============    ============    ============   ============   ============   ============
Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                     ------------    ------------    ------------   ------------   ------------   ------------
Balance at June 30, 1999                    4,200    $  3,685,206             900   $    834,370            350   $    324,639
                                     ============    ============    ============   ============   ============   ============
Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                     ------------    ------------    ------------   ------------   ------------   ------------
Balance at September 30, 1999               4,200    $  3,685,206             900   $    834,370            350   $    324,639
                                     ============    ============    ============   ============   ============   ============


NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (cont.)

--------------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock Series E     Preferred Stock Series F                    Common Stock
                                   ---------------------------   ---------------------------  -------------------------------------
                                                                                                                       Capital in
                                                  Net issuance               Net issuance                     Par         excess
                                       Shares         price         Shares      price          Shares        value     of par value

Balance at December 31, 1998                500  $    273,880           175  $    118,750     2,276,850  $    182,148  $ 10,998,903

Net loss

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     320,742        25,659        74,466

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                           18,750                                   (18,750)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 1999                   500  $    273,880           175  $    137,500     2,597,592  $    207,807  $ 11,054,619
                                   ============  ============  ============  ============  ============  ============  ============
Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                    278,112         22,249        83,126

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                           18,750                                   (18,750)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at June 30, 1999                    500  $    273,880           175  $    156,250     2,875,704  $    230,056  $ 11,118,995
                                   ============  ============  ============  ============  ============  ============  ============
Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock
   in satisfaction of accrued
   interest                                                                                     655,762        52,461        52,914

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock                                                                           18,750                                   (18,750)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at September 30, 1999               500  $    273,880           175  $    175,000     3,531,466  $    282,517  $ 11,153,159
                                   ============  ============  ============  ============  ============  ============  ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (cont.)

--------------------------------------------------------------------------------------------------------------------------------

                                         Notes       Unamortized                        Total
                                      receivable        stock         Accumulated    stockholders'
                                       empolyees     compensation       deficit         equity
Balance at December 31, 1998         ($   351,269)   ($    61,173)   ($14,000,566)   $  2,004,888

Net loss                                                                 (199,626)   ($   199,626)

Issuance of preferred stock

Interest on preferred stock                                              (104,500)   ($   104,500)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                          $    100,125

Amortization of stock compensation                          8,000                    $      8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                     ------------    ------------    ------------    ------------
Balance at March 31, 1999            ($   351,269)   ($    53,173)   ($14,304,692)   $  1,808,887
                                     ============    ============    ============    ============
Net income                                                                 41,338    $     41,338

Issuance of preferred stock

Interest on preferred stock                                              (105,375)   ($   105,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                          $    105,375

Amortization of stock compensation                          8,000                    $      8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                     ------------    ------------    ------------    ------------
Balance at June 30, 1999             ($   351,269)   ($    45,173)   ($14,368,729)   $  1,858,225
                                     ============    ============    ============    ============
Net income                                                                111,244    $    111,244

Issuance of preferred stock

Interest on preferred stock                                              (105,375)   ($   105,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                                                          $    105,375

Amortization of stock compensation                          8,000                    $      8,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
  conversion rate on Preferred
   Stock
                                     ------------    ------------    ------------    ------------
Balance at September 30, 1999        ($   351,269)   ($    37,173)   ($14,362,860)   $  1,977,469
                                     ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended

                                                                                    September 30, 1999       September 30, 1998
                                                                                        (Unaudited)              (Unaudited)
Cash flows from operating activities:
      Net loss                                                                           $ (47,044)               $(234,619)
      Adjustments to reconcile net loss to net
          cash provided by (used for) operating activities:
          Depreciation                                                                      61,377                   88,277
          Gain on sale of fixed asset                                                       (1,124)                    --
          Amortization of stock compensation                                                24,000                   24,000
          Amortization of deferred debt issuance costs
              and debt discount                                                               --                     18,789
          Changes in assets and liabilities:
              Decrease in accounts receivable                                              154,856                  277,307
              Decrease (increase) in inventories                                           100,167                 (140,679)
              Increase in other current assets                                              (5,200)                 (77,337)
              Decrease in accounts payable                                                 (91,348)                (103,636)
              Decrease in accrued expenses
                   and deferred compensation                                               (42,413)                 (63,023)
              Increase in deferred revenues                                                 33,958                  110,632
                                                                                         ---------                ---------
      Net cash provided by (used for) operating activities                                 187,229                 (100,289)
                                                                                         ---------                ---------
Cash flows from investing activities:
      Purchases of fixed assets                                                            (16,381)                 (33,783)
      Proceeds from sale of fixed assets                                                     1,900                     --
                                                                                         ---------                ---------
      Net cash used for investing activities                                               (14,481)                 (33,783)
                                                                                         ---------                ---------
Cash flows from financing activities:
      Proceeds from issuance of  preferred stock and warrants,
          net of issuance costs                                                               --                    487,880
      Principal payment on convertible debt                                                   --                    (75,000)
      Principal payments on obligations under capital lease                                (32,951)                 (30,285)
                                                                                         ---------                ---------
      Net cash (used for) provided by financing activities                                 (32,951)                 382,595
                                                                                         ---------                ---------
Net increase in cash and cash equivalents                                                  139,797                  248,523
Cash and cash equivalents at beginning of year                                             491,174                  208,731
                                                                                         ---------                ---------
Cash and cash equivalents  at end of period                                              $ 630,971                $ 457,254
                                                                                         =========                =========
Supplemental Cash Flow Information:
      Cash paid for interest                                                             $  16,464                $  18,102
      Noncash investing and financing activities:
          Conversion of promissory note into Series F Preferred Stock                      175,000
          Accrued interest on preferred stock charged to
              accumulated deficit                                                          315,250                  308,250
          Common stock issued in satisfaction of interest on
              preferred stock                                                              310,875                  411,000

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

3.    INVENTORIES

      Inventories consist of the following:      SEPTEMBER 30,    DECEMBER 31,
                                                      1999            1998
                                                 -------------    ------------
      Raw material                                 $   396,152     $   424,173
      Work-in-process                                  683,392         731,730
      Finished goods                                   336,595         360,403
                                                 -------------    ------------
                               Total               $ 1,416,139     $ 1,516,306
                                                 =============    ============

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) (1) SECURITIES SOLD. On August 10, 1999 the Company issued an aggregate of 358,169 shares (the "Shares") of its Common Stock, par value $.08 per share.

         (2) UNDERWRITERS AND OTHER PURCHASERS. No underwriters were involved in the transaction. The Company issued the Shares to RBB Bank AG ("RBB Bank").

         (3) CONSIDERATION. The Shares were issued in satisfaction of an aggregate interest payment due to RBB Bank of $105,230, which interest was due pursuant to the terms of four series of convertible preferred stock that are currently issued, outstanding and held by RBB Bank. There were no underwriting discounts or commissions.

         (4) EXEMPTION FROM REGISTRATION CLAIMED. The Company relied upon
         Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

         (5) TERMS OF CONVERSION OR EXERCISE. Not applicable.

         (6) USE OF PROCEEDS. Not applicable.

(d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         On July 15, 1999, the Company's Board of Directors amended the By-Laws and adopted the Restated By-Laws annexed hereto as Exhibit 3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                    (3)  Restated By-Laws
                  *(11) Statement Re: Computation of Per Share Earnings (Loss). *(27) Financial Data Schedule.

*        Previously filed with the Commission on November 15, 1999.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL DATACOMPUTER, INC.


December 10, 1999                    /s/
                                     --------------------------------
                                     Malcolm M. Bibby
                                     President


December 10, 1999                    /s/
                                     --------------------------------
                                     Gerald S. Eilberg
                                     Vice President, Finance and Administration
                                     Chief Financial Officer