Form 10KSB40
period 1999-12-31
NATIONAL DATACOMPUTER INC
filed 2000-03-29
CIK 812880

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________


                           NATIONAL DATACOMPUTER, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                             04-2942832
            --------                                             ----------
  (STATE OR OTHER JURISDICTION                                 (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

      900 MIDDLESEX TURNPIKE, BLDG. 5, BILLERICA, MASSACHUSETTS    01821
      ---------------------------------------------------------    -----
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (978) 663-7677
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                    Yes [X]  No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The registrant had revenues of approximately $4,838,000 in the calendar year ended December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2000 was approximately $2,067,604. As of March 28, 2000, 3,961,977 shares of Common Stock, $.08 par value per share, of the registrant were outstanding.

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

PRODUCTS

         The Company designs, manufactures, markets and services rugged, programmable hand-held computers, data collection devices and associated peripherals. The Company is also a leading developer of tailored software solutions, such as its Route Service System, for people who need the power of a PC in the field, rather than at a desk. The Company believes that its customers require products that allow flexible tailored software solutions in a cost-effective and timely manner.

HARDWARE

         The Company's hand-held computers ("Datacomputer(TM)") include a microprocessor, keyboard, LCD displays and full alphabetic and numeric character sets. The Datacomputer is designed to be highly reliable, tolerant to human error and easy to use. It is shock resistant, water tight and operates over a wide temperature range. In addition, the Datacomputer's full-sized, numeric key pad is designed for fast and accurate data entry, even while a user is wearing gloves.

         Application programs for the Datacomputer can be written on conventional desk-top computers with commonly-used programming languages and then executed on the Datacomputer. Application programs and data in the Datacomputer are stored in random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. The Datacomputer can receive data through bar-code readers, cables from other computers (including other Datacomputers) and over telephone lines through a modem. The Company's Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables and add-on memory boards.

DATACOMPUTER MODEL DC4(TM)

    The Datacomputer Model DC4(TM) (the "DC4") was introduced in late 1997 and is designed for use by the Route Service market. The DC4 is an advanced version of the DC3X described below in that it employs a faster processor and a faster internal modem. The DC4 also incorporates several significant features not available in the DC 3X, such as a touch-screen, a signature capture capability, two slots for PC-cards and a high speed modem. The enhanced processing power and ruggedness of the DC4 is drawing interest from markets other than the Company's traditional markets. The DC4 is intended to complement rather than replace the DC 3X, which will continue to be sold to its present markets. The Company estimates that approximately 4% of its 1999 total revenue was attributable to sales of the DC4.

DATACOMPUTER MODEL 3X(TM)

         The Datacomputer Model 3X(TM) (the "DC3X") was designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC3X contains an industry standard bar-code port that allows quick and convenient scanning of bar-codes for accurate inventory management. The DC3X also supports fixed beam pencil wands, CCD and laser light beam readers for a multitude of scanning applications. The Company estimates that approximately 27% of its 1999 total revenue was attributable to the sale of the DC3X.

         The Company offers the DC4 and DC3X in two different sales packages. The Pre-Sales System (the "PSS") includes a Datacomputer, software and various peripherals for sale to customers who sell their products on routes and who book the sales orders through a dedicated sales force. The Driver-Sales System (the "DSS") is a packaged system that includes a Datacomputer, one of several portable or truck-mounted printers, peripherals and software. The DSS is used by customers who sell their products through delivery drivers. The Company believes that the application software included in the PSS and DSS packages described above permits a high degree of customization for a variety of customer applications.

         The PSS is typically purchased by distributors who sell products prior to actual delivery. Due to the fact that the salesman is not required to create and print out a delivery slip for any customer, there is no need for a printer. The PSS allows the salesman to access all of the distributor's information on the customer's account as well as to input the customer's next delivery order. The DSS, on the other hand, is typically purchased by distributors who do not sell products prior to actual delivery. Accordingly, a salesperson arriving at a stop performs an inventory check, determines how much inventory should be delivered and prints out the delivery slip for the customer.

DATACOMPUTER MODEL 2X(TM)

         The Datacomputer Model 2X(TM) (the "DC2X") is an advanced version of the DC2.5 described below. The DC2X provides all the features of the DC2.5, but, is also faster, has more memory and provides for a PC card slot option.

         The Company estimates that approximately 5% of its 1999 total revenue was attributable to the sale of the DC2X.

DATACOMPUTER MODEL 2.5(TM)

         The Datacomputer Model 2.5(TM) (the "DC2.5") is a hand-held computer designed primarily for use by inventory auditors who enter voluminous numeric data, mostly by touch keying. The Company offers utility software that includes a modem, printer, bar code wand and scanner interfaces, screen and keyboard routines, calculator functions and database functions. Due to the wide range of optional features, the user is able to control the creation, updating and cost of the DC2.5's software.

         The DC2.5 is marketed primarily to inventory service companies. An inventory service company is an organization that contracts with businesses who maintain large inventories, such as department or retail stores. The Company estimates that approximately 11% of its 1999 total revenue was attributable to the sale of the DC2.5.

ICAL MODEL 100R(TM)

         The ICAL Model 100R(TM) (the "ICAL 100R") is designed and used for inventory taking for financial and control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. The ICAL 100R is a recent version of a hand-held product sold by the Company to the inventory audit market for the last 18 years. The Company estimates that approximately 10% of its 1999 total revenue was attributable to the sale of the ICAL 100R.

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

TAILORED SOFTWARE SOLUTIONS

ROUTERIDER(R)

         The RouteRIDER is a powerful but easy-to-use Route Service System that can be custom tailored to the way customers run their business. The RouteRIDER allows sales people to communicate orders electronically, as often as they wish throughout the day, via modem or cellular phone.

         Sales people who return to an office or warehouse at the end of the day can exchange information by connecting their RouteRIDER Datacomputer to the communications server either directly or through NDINet(TM), which can receive information unattended from multiple RouteRIDER Datacomputers at one or more locations. Sales people who do not return to an office or warehouse at the end of the day can call their home base every evening to communicate the day's activities and load the RouteRIDER Datacomputer with up-to-the-minute information on products, pricing and the next day's customers.

         Once the results of daily activities are uploaded from the RouteRIDER Datacomputer to the communications server, the server uploads this new data to the customer's host system's route accounting, sales, distribution, A/R and inventory programs, therefore saving data-entry costs and eliminating transcription and keying errors. The server also downloads to the sales person's Datacomputer all the updated information needed for the next day's work - route schedule, customer files, history updates, customer specific pricing changes, promotions, updated A/R statuses, open invoices, and more. During the day, at each route stop, the driver takes the customer's inventory, calculates what new stock needs to be added and prints out a delivery slip for each customer. At the end of the day, a complete report of the driver's deliveries can be printed. According to many of the Company's customers, the implementation of the RouteRIDER has significantly improved driver efficiency.

NDI-SURVEYPRO(TM)

         NDI-SurveyPro is a suite of software products specifically designed for automating merchandising and competitive data collection. The two components that make up NDI-SurveyPro are Survey Manager(TM) and SurveyRider(TM).

         SurveyManager is a Windows-based PC application which allows the administrator to create customized questionnaires for use in the field by the hand-held user. This easy-to-use feature rich application provides the ultimate in flexibility allowing the administrator many options in the creation of custom surveys and the scheduling and grouping of both custom and standard surveys. Additionally, SurveyManager allows for the transfer of collected data to MS Access(TM).

         The second component of NDI-SurveyPro is SurveyRider which runs on the Company's Datacomputers either as an integrated application within RouteRIDER or as a stand-alone application. SurveyRider displays standard surveys and custom questionnaires prepared by a customer's marketing administrator for collection of key merchandising and competitive information. SurveyRider prompts the user to enter data via easy menu picks and supports hierarchical look-up for accurate product identification.

SMARTROUTE 2000(R)

         SMARTRoute 2000 is a Windows based communication server software. SMARTRoute 2000 provides an important link between the Company's Datacomputers and the customer's host computer. It manages communications to and from the Datacomputer. It maintains logs, back-ups for the Datacomputer, system reports and data archiving. It also provides archival and retrieval of electronic signatures and DEX\UCS communications.

MARKETS

         The Company currently focuses on the route accounting system market for sales of its Datacomputer and believes it is well positioned in this industry to become a leading provider. Route accounting involves concurrent order taking, product delivery and inventory tracking. Salespeople enter customer orders in the Company's Datacomputer and use portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in the Datacomputer is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the Datacomputer.

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

EMPLOYEES

         As of December 31, 1999, the Company had 33 full-time employees. Of these employees, 4 were engaged in sales and marketing, 10 in service and customer support, 5 in hardware and software development, 8 in manufacturing and 6 in administration and finance. The Company's employees are not represented by a labor union. Management believes that the Company's relationship with its employees is good.

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

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During the year ended December 31, 1999, the Company's Common Stock was traded on the OTC Bulletin Board ("OTC"). On March 28, 2000, the last bid price for the Common Stock as reported by OTC was $0.0531 per share.

         For the periods indicated below, the table sets forth the range of high and low bid prices for the Common Stock as reported by NASDAQ or OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    HIGH            LOW
                                                    ----            ---
                                      1998

           First Fiscal Quarter                    $ 1.81         $ 0.50
           Second Fiscal Quarter                     1.47           0.63
           Third Fiscal Quarter                      1.13           0.50
           Fourth Fiscal Quarter                     1.13           0.44

                                      1999

           First Fiscal Quarter                    $ 0.91         $ 0.44
           Second Fiscal Quarter                     0.50           0.28
           Third Fiscal Quarter                      0.31           0.18
           Fourth Fiscal Quarter                     0.31           0.19


         As of March 13, 2000, there were approximately 2,367 stockholders of record of the Company's Common Stock.

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Revenues decreased 8% to $4,838,367 in 1999 from $5,255,027 in 1998.
The decrease in revenues reflects a broader, more desirable customer distribution in 1999 where no customer accounted for more than 5% of total revenue, as compared to 1998 where one customer accounted for 16% of total revenue.

         Cost of sales and services decreased 19% to $2,260,947 in 1999 from $2,780,698 in 1998. As a percentage of sales, cost of sales and services decreased to 47% in 1999 from 53% in 1998. This decrease is primarily due to the sales of a different mix of products in 1999 which carry a higher margin.

         Research and development expenses decreased to $859,365 in 1999 from $992,495 in 1998, a decrease of 13%. The decrease in expenditures reflects a change in emphasis in 1999 from 1998 that requires less funding. In 1999, this represents concentration on enhancing and refining both hardware and software products, rather than focusing in 1998 on initiating new product development.

         Selling, general and administrative expenses decreased to $1,610,328 in 1999 from $1,773,414 in 1998, a decrease of 9%. The lower level of costs resulted primarily from a decrease in personnel costs and travel expenses.

         The Company's operating income of $107,727 in 1999 is an increase of $399,307 as compared to a loss from operations of $291,580 in 1998. The increase in operating income was primarily attributable to improved gross margins combined with the lower expenses as discussed above.

         Interest expense was $7,157 in 1999 as compared to $40,128 in 1998. This decrease resulted primarily from the amortization of approximately $26,000 of interest expense related to the discount on the convertible debt obtained in 1997.

         In 1998, the Company paid approximately $99,000 for costs related to a proposed merger which was not consummated. These costs were expensed and recorded as other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1999, the Company had net cash provided by operating activities of $241,048, as compared to net cash used for operating activities of $11,854 in fiscal 1998. During fiscal 1999 and fiscal 1998, net cash used for investing activities was $25,487 and $76,108, respectively. In fiscal 1999, the Company made payments of $41,818 on a capital lease obligation. In fiscal 1998, net cash provided by financing activities was $370,405 consisting primarily of the issuance of preferred stock offset by a principal payment of a convertible note. In fiscal 1999, the Company incurred interest of $420,625 on its Series B, C, D and F Convertible Preferred Stock as compared to $413,625 with respect to the Series B, C and D Convertible Preferred Stock in fiscal 1998. In fiscal 1999, the Company also issued Common Stock valued at $416,250 in satisfaction of interest due on Series B, C, D and F Convertible Preferred Stock, as compared to $516,375 with respect to the Series B, C and D in fiscal 1998.

        In March 1998, the Company designated and sold 500 shares of Series E Convertible Preferred Stock with a warrant to purchase up to 700,000 shares of common stock at an exercise price of $.75 per share, for net proceeds of $487,880. The warrant is exercisable immediately and expires on January 1, 2001. The proceeds of this financing were allocated to the preferred shares and warrant based on management's estimate of their relative fair values. This resulted in $214,000 being ascribed to the value of the warrant which was recorded as additional paid-in-capital and $273,880 being recorded as preferred stock. Series E Convertible Preferred Stock has voting rights, dividend preference, liquidation preference, mandatory conversion, and Company redemption terms similar to the Company's existing Series B, Series C and Series D Convertible Preferred Stock, and also has anti-dilution protection. The Subscription Agreement for Series E Convertible Preferred Stock provides for a right of first refusal on future issuances of stock by the Company. Series E Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $.75.

      The Company, in conjunction with the issuance of Series E Convertible Preferred Stock, canceled its previously issued warrants to purchase 700,000 shares of common stock for $4.00 per share. Additionally, the Company changed the conversion price on Series B and Series C Convertible Preferred Stock to $2.74 and offered anti-dilution protection with respect to these shares. In addition, the holders of the Series E Convertible Preferred Stock agreed to place into escrow 2,100 shares of the Series B Convertible Preferred Stock that they also owned. The Company could have redeem the escrowed shares of Series B Convertible Preferred Stock at a price of $1,250 per share at any time through January 31, 2000.

      Also in March 1998, the Company refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000. The note bore interest at a rate of 6% per annum, matured in March 1999, and was convertible into shares of the Company's common stock at a conversion price equal to the average closing bid price for the Company's common stock for the five days ending March 6, 1998. On September 24, 1998, the debt holders agreed to convert the note payable into 175 shares of Series F Convertible Preferred Stock.

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

      At December 31, 1999, the Company had cash of $664,917 and a current ratio of 3.0:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 2000. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

IMPACT OF THE YEAR 2000 ISSUE.

      As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is currently evaluating the impact FAS 133 will have on its future performance.

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


                                      YEAR
                                  FIRST BECAME
NAME                      AGE       DIRECTOR            POSITION
----                      ---       --------            --------

Dr. Malcolm M. Bibby       59        1996               Chairman of the Board,
                                                        President, and CEO

William R. Smart           79        1989               Director

John P. Ward               72        1967               Director


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

EXECUTIVE OFFICERS

         The executive officers of the Company, their ages and positions held in the Company are as follows:

NAME                      AGE                       POSITION
----                      ---                       --------

Dr. Malcolm M. Bibby       59           President, Chairman of the Board and CEO

Gerald S. Eilberg          66           Vice President of Finance and
                                        Administration, Chief Financial Officer

Patrick T. Kearney         52           Vice President of Sales

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

         The following is a brief summary of the background of each executive officer of the Company other than Dr. Malcolm M. Bibby, whose background is summarized above.

         GERALD S. EILBERG joined the Company in September 1988 as Vice President of Finance and Administration and Chief Financial Officer. From October 1986 to August 1988, Mr. Eilberg served as a financial consultant to small private and public companies. From September 1982 to September 1986, he was President of Direct Marketing Inc.. Previous positions included Division and Corporate Controller positions with large public companies. Mr. Eilberg is a graduate of the Boston University School of Management and the Columbia University Graduate School of Business.

      PATRICK T. KEARNEY joined the Company in April 1999 as Vice President of Sales. He has extensive experience as a sales manager in the computer, software solutions and hand-held computer markets, servicing VARs, distributors and end-users. Most recently, Mr. Kearney was Director of Worldwide Sales at Optical Access International, a developer and manufacturer of network storage systems. From 1993 to 1996, Mr. Kearney was President of Ancilla Associates, a consulting firm serving the computer market, specializing in sales, marketing and channel development. Previous work experience includes being Vice President and General Manager of U.S. Sales and Operations for Eden Group Limited, Eastern Regional Manager of Poquet Computer Corporation, National Sales Manager and National Marketing Manager of BASF Corporation. Mr. Kearney holds a Bachelor of Science degree in Marketing from Providence College.

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

         Based solely on a review of copies of such forms furnished to the Company and written representations from executive officers and Directors, the Company believes that all Section 16(a) filings applicable to its executive officers, Directors and ten percent (10%) beneficial owners were complied with during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS'  COMPENSATION

The following table sets forth the compensation paid during the fiscal years ended December 31, 1999, December 31, 1998, and December 29,1997 ("Fiscal 1999, 1998 and 1997", respectively) to Dr. Malcolm M. Bibby, the Company's President along with the other current executive officers of the Company, who earned total compensation in excess of $100,000 during Fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                    (e)
                                                ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                                -------------------                AWARDS
        (A)                           (B)         (C)           (D)          SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION          YEAR        SALARY        BONUS            OPTIONS/SAR(#)(
---------------------------          ----        ------        -----            ---------------
Dr. Malcolm M. Bibby (1)(2)           1999      $151,800         $0                120,000
  President, CEO and Chairman         1998       150,461         $0                294,000
   of the Board                       1997       127,818         $0                      0

Gerald S. Eilberg (3)                 1999      $118,780         $0                200,000
 Vice President of Finance and        1998       110,413         $0                      0
  Administration and CFO              1997       102,106         $0                      0

(1) On December 21, 1999, Non-Qualified Stock Options to purchase 120,000 shares of Common Stock at an exercise price of $0.75 were granted to Dr. Bibby. The options have the following vesting periods: (i) 30,000 options will vest fully in 2001, (ii) 90,000 options will vest 25% in each of 2000, 2002, 2003 and 2004.

(2) On January 1, 1998, Non-Qualified Stock Options to purchase 294,000 shares of Common Stock at an exercise price of $0.73 were granted to Dr. Bibby. The 294,000 shares vest fully on December 31, 2000, but contain the following acceleration clauses: (a) 150,000 will vest upon a change in control of the Company, (b) 12,000 will vest for each fiscal quarter, from January 1, 1998 through December 31, 2000, in which the Company realizes positive net income before taxes; (c) 50,000 will vest if the Company realizes net income before taxes of $200,000 in any four consecutive quarters between January 1, 1998 and December 31, 2000; (d) 10,000 will vest for each $50,000 of net income before taxes in excess of $200,000 that the Company realizes in any four consecutive quarters between January 1, 1998 and December 31, 2000.

(3) On May 19, 1999, Non-Qualified Stock Options to purchase 200,000 shares of Common Stock at an exercise price of $0.75 were granted to Mr. Eilberg. The 200,000 shares vested fully on December 31, 1999.


                      OPTION/SAR GRANTS IN FISCAL YEAR 1999
                               (INDIVIDUAL GRANTS)
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------
                                                          PERCENT OF TOTAL
                                                              OPTIONS
                                      NUMBER OF               /SAR'S
                                      SECURITIES            GRANTED TO
                                      UNDERLYING             EMPLOYEES             EXERCISE OR
                                     OPTIONS/SAR'S           IN FISCAL              BASE PRICE              EXPIRATION
             NAME                      GRANTED                  YEAR                  ($/SH)                   DATE
             (A)                         (B)                    (C)                     (D)                    (E)
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------
     MALCOLM M. BIBBY (1)              120,000                   30%                   $0.75              DECEMBER 2009
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------
    GERALD S. EILBERG (2)              200,000                   50%                   $0.75                 MAY 2009
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------
    PATRICK T. KEARNEY (3)              60,000                   15%                   $0.75                 MAY 2009
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------
      WILLIAM SMART (4)                 10,000                  2.5%                   $0.75                 MAY 2009
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------
        JOHN WARD (4)                   10,000                  2.5%                   $0.75                 MAY 2009
------------------------------- ----------------------- ---------------------- ---------------------- -----------------------

(1) On December 21, 1999, Non-Qualified Stock Options to purchase 120,000 shares of Common Stock at an exercise price of $0.75 were granted to Dr. Bibby. The options have the following vesting periods: (i) 30,000 options will vest fully in 2001, (ii) 90,000 options will vest 25% in each of 2002, 2003 and 2004.

(2) On May 19, 1999, Non-Qualified Stock Options to purchase 200,000 shares of Common Stock at an exercise price of $0.75 were granted to Mr. Eilberg. The 200,000 shares vested fully on December 31, 1999.

(3) On May 19, 1999, Non-Qualified Stock Options to purchase 60,000 shares of Common Stock at an exercise price of $0.75 were granted to Mr. Kearney. The options have the following vesting periods: (i) 15,000 options will vest fully in 2001, (ii) 45,000 options will vest 25% in each of 2002, 2003 and 2004.

(4) On May 19, 1999, Non-Qualified Stock Options to purchase 10,000 shares of Common Stock at an exercise price of $0.75 were granted to each of Messrs. Smart and Ward. The options have the following vesting periods:
         (i) 2,500 options will vest fully in 2001, (ii) 7,500 options will vest 25% in each of 2002, 2003 and 2004.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                            AND FY-END OPTION VALUES

----------------------------------------- -------------------- --------------------- -------------------- --------------------
                                                                                          NUMBER OF
                                                                                         SECURITIES
                                                                                         UNDERLYING            VALUE OF
                                                                                         UNEXERCISED          UNEXERCISED
                                                                                          OPTIONS/           IN-THE-MONEY
                                                                                            SARS                OPTIONS
                                                                                          AT FY-END            AT FY-END
                                            SHARES ACQUIRED           VALUE             EXERCISABLE/         EXERCISABLE/
                                              ON EXERCISE            REALIZED           UNEXERCISABLE        UNEXERCISABLE
                  NAME                            (#)                  ($)                   (#)                ($)(1)
                  (a)                             (b)                  (c)                   (D)                  (E)
----------------------------------------- -------------------- --------------------- -------------------- --------------------
Malcolm M. Bibby                                   0                    $0             58,000/474,750             $0
   President, CEO
----------------------------------------- -------------------- --------------------- -------------------- --------------------
Gerald S. Eilberg                                  0                    $0             202,515/15,559             $0
   Vice President Finance & Admin.
    and CFO
----------------------------------------- -------------------- --------------------- -------------------- --------------------
Patrick T. Kearney                                 0                    $0                0/60,000                $0
    Vice President of Sales
----------------------------------------- -------------------- --------------------- -------------------- --------------------
William Smart                                      0                    $0                0/10,000                $0
----------------------------------------- -------------------- --------------------- -------------------- --------------------
John Ward                                          0                    $0                0/10,000                $0
----------------------------------------- -------------------- --------------------- -------------------- --------------------

(1) In-the-Money options are those options for which the fair market value of the underlying shares of Common Stock is greater than the exercise price of the option. As of December 31, 1999, Dr. Bibby had exercisable options to purchase 46,000 and 12,000 shares of Common Stock at share exercise prices of $1.47 and $0.73 respectively. Mr. Eilberg had exercisable options to purchase 2,515 and 200,000 shares of Common Stock at share exercise prices of $1.47 and $0.75 respectively. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". The fair market value of the Company's Common Stock underlying the options as of December 31, 1999 was $0.25 (OTC closing bid price on December 31, 1999).

COMPENSATION OF DIRECTORS

         CASH COMPENSATION The Company's non-employee directors receive:

           o an annual retainer of $3,000 for serving on the Board of Directors; and

           o $500 plus reasonable travel and out-of-pocket expenses for attendance at meetings of the Board of Directors.

         STOCK COMPENSATION On May 21, 1999, Non-Qualified Stock Options to purchase 10,000 shares of Common Stock at an exercise price of $0.75 were granted to each of Messrs. Smart and Ward. The options have the following vesting periods: (I) 2,500 options will vest fully in 2001, (ii) 7,500 options will vest 25% in each of 2002, 2003 and 2004.

EMPLOYMENT AGREEMENT

         On January 1, 1998, the Company entered into an employment agreement with Dr. Bibby for a period of three years through December 31, 2000. The agreement is automatically renewed for successive periods of one year, unless written notice of non-renewal is given by the Company to Dr. Bibby not less than six months before termination of the agreement. During this period Dr. Bibby will serve as President and Chief Executive Officer of the Company for a Base Salary of $150,000 per annum through December 31, 1998. For future years, any increases in Base Salary will be established by the Board of Directors. Dr. Bibby will be entitled to receive stock option grants and bonus arrangements as determined by the Board of Directors from time to time. The Company may terminate this agreement, if, at any time during the duration of the agreement, the Company has incurred losses (exclusive of extraordinary items of income and loss) of $1,000,000 or more in any four consecutive quarters. At such time, the Company is obligated to pay Dr. Bibby 50% of his then current annual Base Salary, plus benefits for six months. If the agreement is not renewed by the Company, including upon change of control, then Dr. Bibby is entitled to receive severance benefits which will be determined based upon an amount equal to (X)
(i) 1/12th of 100% of Dr. Bibby's then current annual Base Salary, plus (ii) 1/12th of 100% of Dr. Bibby's bonus arrangement earned for the Company's most recent fiscal year, multiplied by (Y) the greater of the remaining calendar months under the agreement or eighteen months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 21, 2000, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's voting securities, (ii) each of the Company's Directors and officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. For purposes of this table, the Common Stock and the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock, (collectively, the "Preferred Stock") are treated as one class. As of March 21, 2000, the Company had 3,961,977 shares of Common Stock outstanding and approximately 2,367 stockholders of record. In addition, the Company had 6,125 shares of Preferred Stock outstanding. Each share of Preferred Stock, which has a face value of $1,000, is convertible into Common Stock at a conversion price of $2.74 per share for the Series B, C and D, $0.75 per share for Series E and $1.00 for Series F. Based upon the conversion prices, the Preferred Stock would be convertible into a total of 2,830,718 shares of Common Stock. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such Preferred Stock is convertible. The Company has no other voting securities.

                                              Number of Shares      Percentage
Name and Address of Beneficial Owner(1)       Beneficially Owned    of Class(2)
---------------------------------------       ------------------    -----------

Dr. Malcolm M. Bibby (3)...................         85,550             1.2%
William R. Smart (4).......................          4,375               *
John P. Ward (5)...........................         30,743               *
Gerald S. Eilberg (6)......................        210,532             3.0%
All Directors and Officers as a Group
    (4 persons) (3)(4)(5)(6)(7)............        331,200             4.7%

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

(4) Includes 1,875 shares of Common Stock underlying vested options to purchase Common Stock.

(5) Includes 1,875 shares of Common Stock underlying vested options to purchase Common Stock. It also includes 10,137 shares held by Mr. Ward's wife for which Mr. Ward disclaims beneficial ownership.

(6) Includes 201,265 shares of Common Stock underlying vested options to purchase Common Stock.

(7) Includes an aggregate of 263,015 shares of Common Stock underlying vested options to purchase Common Stock held by four of the Company's officers.

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

       None


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                  PAGE
                                                                  ----
Report of Independent Accountants                                 F-1

Balance Sheet as of December 31, 1999 and
   December 31, 1998                                              F-2

Statement of Operations for the years ended
   December 31, 1999 and  December 31, 1998                       F-3

Statement of Stockholders'  Equity for the years
   ended December 31, 1999 and  December 31, 1998                 F-4

Statement of Cash Flows for the years ended
   December 31, 1999 and  December 31, 1998                       F-5

Notes to Financial Statements                                     F-6

         (a)(2)   EXHIBITS.

         (i)      The following exhibits are filed herewith:

Exhibit
  No.                Description
  ---                -----------

3a*      Certificate of Incorporation, as amended. (3c)

3b* Certificate of Amendment of Certificate of Incorporation to increase the number of authorized shares. (3a)

3c* Certificate of Amendment of Certificate of Incorporation to effect a 1:4 reverse split of Common Stock. (3b)

3d**     Statement of Designation of Series B Convertible Preferred Stock. (4a)

3e** Statement of increase of shares designated as Series B Convertible Preferred Stock. (4b)

3f^      Statement of Designation of Series C Convertible Preferred Stock. (99a)

3g^      Statement of Designation of Series D Convertible Preferred Stock. (99b)

3h^^     Statement of Designation of Series E Convertible Preferred Stock.
         (4(a))

3i       Statement of Designation of Series F Convertible Preferred Stock.

3j@      Restated By-Laws. (3)

4a Instruments defining the rights of security holders (see Exhibits 3a through 3j).

4b*      Specimen Certificate of Common Stock, $.08 par value per share. (4)

10a##%   1994 Stock Option Plan.

10b#%    1995 Stock Option Plan. (10)

10c##%   1997 Stock Option Plan.

10d##%   1998 Stock Option Plan.

10e^^    Form of Regulation S Offshore Subscription Agreement. (4(b))

10f##    Employment Agreement of Dr. Bibby.

11       Statement Re: Computation of Per Share Earnings.

27       Financial Data Schedule.

-------------------------

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current Report on Form 8-K filed September 16, 1996.

^ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current Report on Form 8-K filed March 3, 1997.

^^ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Current Report on Form 8-K filed March 6, 1998.

@ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999.

# Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

## Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

%        Management contract or compensatory plan, contract or arrangement.

         Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

      (b)  REPORTS ON FORM 8-K.

      During the quarter for which this report is filed, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NATIONAL DATACOMPUTER, INC.


Date:  March 24, 2000                      By: /s/Malcolm M. Bibby
                                               -------------------
                                               Malcolm M. Bibby
                                               President

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Capacity                                    Date
----                                  --------                                    ----
/s/Malcolm M. Bibby           Chairman of the Board, President and             March 25, 2000
--------------------          Chief Executive Officer (principal
Malcolm M. Bibby              executive officer)

/s/ William R. Smart          Director                                         March 25, 2000
--------------------
William R. Smart

/s/ John P. Ward              Director                                         March 25, 2000
--------------------
John P. Ward

/s/Gerald S. Eilberg          Chief Financial Officer (principal               March 25, 2000
--------------------          financial and accounting officer)
Gerald S. Eilberg

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of National Datacomputer, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
March 8, 2000

                           NATIONAL DATACOMPUTER, INC.
                                  BALANCE SHEET

======================================================================================================
                                                                       December 31,       December 31,
                                                                          1999               1998
                                                                      -------------      -------------
Assets
Current Assets:
      Cash and cash equivalents                                       $     664,917      $     491,174
      Accounts receivable, net of allowance for doubtful accounts of $199,746 and $146,600 at December 31, 1999 and
       December 31, 1998, respectively                                    1,116,509          1,048,315
      Inventories                                                         1,322,153          1,516,306
      Other current assets                                                    8,328             31,493
                                                                      -------------      -------------
         Total current assets                                             3,111,907          3,087,288
Fixed assets, net                                                           148,658            205,508
                                                                      -------------      -------------
                                                                      $   3,260,565      $   3,292,796
                                                                      =============      =============

Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                         $      28,134      $      44,198
      Accounts payable                                                      273,364            356,866
      Accrued payroll and related taxes                                      89,134             78,224
      Accrued expenses - other                                              156,968            218,264
      Accrued interest on preferred stock                                       --               6,125
      Deferred revenues, current portion                                    503,356            552,334
                                                                      -------------      -------------
         Total current liabilities                                        1,050,956          1,256,011
Obligations under capital lease                                                 --              25,754
Deferred revenues                                                            41,307              6,143
                                                                      -------------      -------------
                                                                          1,092,263          1,287,908
                                                                      -------------      -------------

Stockholders' equity
      Preferred stock, Series A convertible, $0.001 par value;
         20 shares authorized; 0 shares issued and outstanding
         at December 31, 1999 and December 31, 1998                             --                 --

      Preferred stock, Series B convertible $0.001 par value;
         4,200 shares authorized, issued and outstanding
         (liquidating preference of $4,200,000)                           3,685,206          3,685,206

      Preferred stock, Series C convertible $0.001 par value;
         900 shares authorized, issued and outstanding
         (liquidating preference of $900,000)                               834,370            834,370

      Preferred stock, Series D convertible $0.001 par value;
         350 shares authorized, issued and outstanding
         (liquidating preference $350,000)                                  324,639            324,639

      Preferred stock, Series E convertible $0.001 par value;
         500 shares authorized, issued and outstanding
         (liquidating preference $500,000)                                  273,880            273,880

      Preferred stock, Series F convertible $0.001 par value;
         175 shares authorized, issued and outstanding
         (liquidating preference $175,000)                                  175,000            118,750

      Common stock, $0.08 par value; 5,000,000 shares authorized;
         3,961,977 and 2,276,850 shares issued and outstanding at
         December 31, 1999 and December 31, 1998, respectively              316,957            182,148

      Capital in excess of par value                                     11,258,094         10,998,903
      Accumulated deficit                                               (14,319,402)       (14,000,566)
      Unamortized stock compensation                                        (29,173)           (61,173)
      Notes receivable - employees                                         (351,269)          (351,269)
                                                                      -------------      -------------
         Total stockholders' equity                                       2,168,302          2,004,888
                                                                      -------------      -------------
                                                                      $   3,260,565      $   3,292,796
                                                                      =============      =============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                             STATEMENT OF OPERATIONS

======================================================================================================
                                                                                YEARS ENDED
                                                                      --------------------------------
                                                                       December 31,       December 31,
                                                                          1999               1998
                                                                      -------------      -------------

Revenues
    Net product revenue                                               $   3,149,057      $   3,507,532
    Service and other revenue                                             1,689,310          1,747,495
                                                                      -------------      -------------
                                                                          4,838,367          5,255,027
Cost of sales and services                                                2,260,947          2,780,698
                                                                      -------------      -------------
                                                                          2,577,420          2,474,329
                                                                      -------------      -------------
Operating expenses:
    Research and development                                                859,365            992,495
    Selling, general and administrative                                   1,610,328          1,773,414
                                                                      --------------     -------------
                                                                          2,469,693          2,765,909
                                                                      --------------     -------------
Income (loss) from operations                                               107,727           (291,580)

Other income (expense):
    Interest income                                                           1,219              9,534
    Interest expense                                                         (7,157)           (40,128)
    Other expense                                                               --             (99,014)
                                                                      -------------      -------------
Net income (loss)                                                     $     101,789      $    (421,188)
                                                                      =============      =============

Calculation of net loss per common share and dilutive share equivalent:

    Net income (loss)                                                 $     101,789      $    (421,188)
    Preferred stock preferences                                            (476,875)          (767,977)
                                                                      -------------      -------------
Net loss attributable to common shareholders                          $    (375,086)     $  (1,189,165)
                                                                      =============      =============
Basic and diluted net loss per share
 attributable to common shareholders                                  $       (0.13)     $       (0.66)
                                                                      =============      =============
Weighted average shares                                                   2,787,346          1,798,226
                                                                      =============      =============

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

===============================================================================================================================
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

Interest on preferred stock (Note 9)

Issuance of common stock in
   satisfaction of accrued interest

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
   conversion rate on Preferred Stock                                                      25,958                        20,644
                                        ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1998                   4,200      3,685,206            900        834,370            350        324,639

Net income

Interest on preferred stock(Note 9)

Issuance of common stock in
   satisfaction of accrued interest

Amortization of stock compensation

Compensation related to issuance
   of warrants

Amortization of discounted
   conversion rate on Preferred Stock
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999                   4,200   $  3,685,206            900   $    834,370            350   $    324,639
                                        ============   ============   ============   ============   ============   ============





                                      PREFERRED STOCK SERIES E  PREFERRED STOCK SERIES F               COMMON STOCK
                                        ---------------------    ----------------------   ----------------------------------------
                                                                                                                       CAPITAL IN
                                                 NET ISSUANCE              NET ISSUANCE                     PAR          EXCESS
                                        SHARES       PRICE       SHARES        PRICE        SHARES         VALUE      OF PAR VALUE
                                        -------   -----------    -------    -----------   -----------   -----------   ------------
Balance at December 31, 1997                                                                1,628,332   $   130,267   $ 10,310,761

Net loss

Issuance of preferred stock                 500       273,880        175        175,000                                    214,000

Interest on preferred stock (Note 9)

Issuance of common stock in
   satisfaction of accrued interest                                                           648,518        51,881        464,494

Amortization of stock compensation

Discounted conversion rate on
   Preferred Stock                                    (75,000)   (75,000)                                   150,000

Amortization of discounted
   conversion rate on Preferred Stock                  75,000                    18,750                                   (140,352)
                                        -------   -----------    -------    -----------   -----------   -----------   ------------

Balance at December 31, 1998                500       273,880        175        118,750     2,276,850       182,148     10,998,903

Net income

Interest on preferred stock(Note 9)

Issuance of common stock in
   satisfaction of accrued interest                                                         1,685,127       134,809        281,441

Amortization of stock compensation

Compensation related to issuance
   of warrants                                                                                                              34,000

Amortization of discounted
   conversion rate on Preferred Stock                                            56,250                                    (56,250)
                                        -------   -----------    -------    -----------   -----------   -----------   ------------
Balance at December 31, 1999                500   $   273,880        175    $   175,000     3,961,977   $   316,957   $ 11,258,094
                                        =======   ===========    =======    ===========   ===========   ===========   ============





                                           NOTES        UNAMORTIZED                     TOTAL
                                         RECEIVABLE        STOCK       ACCUMULATED   STOCKHOLDERS'
                                         EMPOLYEES     COMPENSATION      DEFICIT        EQUITY
                                        ------------   ------------   ------------   ------------
Balance at December 31, 1997            $(   351,269)  $(    93,173)  $(13,165,753)  $  1,628,446

Net loss                                                                  (421,188)      (421,188)

Issuance of preferred stock                                                               662,880

Interest on preferred stock (Note 9)                                      (413,625)      (413,625)

Issuance of common stock in
   satisfaction of accrued interest                                                       516,375

Amortization of stock compensation                           32,000                        32,000

Discounted conversion rate on
   Preferred Stock

Amortization of discounted
   conversion rate on Preferred Stock
                                        ------------   ------------   ------------   ------------

Balance at December 31, 1998            (    351,269)  (     61,173)  ( 14,000,566)     2,004,888

Net income                                                                 101,789        101,789

Interest on preferred stock(Note 9)                                       (420,625)      (420,625)

Issuance of common stock in
   satisfaction of accrued interest                                                       416,250

Amortization of stock compensation                           32,000                        32,000

Compensation related to issuance
   of warrants                                                                             34,000

Amortization of discounted
   conversion rate on Preferred Stock
                                        ------------   ------------   ------------   ------------
Balance at December 31, 1999            $(   351,269)  $(    29,173)  $(14,319,402)  $  2,168,302
                                        ============   ============   ============   ============

                  The accompanying notes are an integral part
                          of these financial statements

                           NATIONAL DATACOMPUTER, INC.
                             STATEMENT OF CASH FLOWS

==============================================================================================
                                                                             YEARS ENDED
                                                                        ----------------------
                                                                      December 31,  December 31,
                                                                          1999         1998
                                                                        ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                                 $ 101,789    $(421,188)
      Adjustments to reconcile net income (loss) to net
          cash provided by (used for) operating activities:
          Depreciation                                                     83,460      130,112
          Gain on sale of fixed asset                                      (1,124)        --
          Expense related to issuance of warrants                          34,000         --
          Amortization of stock compensation                               32,000       32,000
          Amortization of deferred debt issuance costs
               and debt discount                                             --         18,789
          Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                 (68,194)     497,004
               Decrease (increase) in inventories                         194,153     (217,327)
               Decrease in other current assets                            23,165       25,788
               (Decrease) increase in accounts payable                    (83,502)       7,059
               (Decrease) in accrued expenses
                   and deferred compensation                              (60,885)    (134,300)
               (Decrease) increase in deferred revenues                   (13,814)      50,209
                                                                        ---------    ---------
      Net cash provided by (used for) operating activities                241,048      (11,854)
                                                                        ---------    ---------
Cash flows from investing activities:
      Purchases of fixed assets                                           (27,387)     (76,108)
      Proceeds from sale of fixed assets                                    1,900         --
                                                                        ---------    ---------
      Net cash used for investing activities                              (25,487)     (76,108)
                                                                        ---------    ---------
Cash flows from financing activities:
      Proceeds from issuance of  preferred stock and warrants,
          net of issuance costs                                              --        487,880
      Principal payment on convertible debt                                  --        (75,000)
      Principal payments on obligations under capital lease               (41,818)     (42,475)
                                                                        ---------    ---------
      Net cash (used for) provided by financing activities                (41,818)     370,405
                                                                        ---------    ---------
Net increase in cash and cash equivalents                                 173,743      282,443
Cash and cash equivalents at beginning of year                            491,174      208,731
                                                                        ---------    ---------
Cash and cash equivalents  at end of period                             $ 664,917    $ 491,174
                                                                        =========    =========
Supplemental Cash Flow Information:
      Cash paid for interest                                            $  17,041    $  13,964
      Noncash investing and financing activities:
          Conversion of promissory note into Series F Preferred Stock        --        175,000
          Accrued interest on preferred stock charged to
               accumulated deficit                                        420,625      413,625
          Common stock issued in satisfaction of interest on
               preferred stock                                            416,250      516,375

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

      CONCENTRATION OF CREDIT RISK

      The Company sells its products to customers in diverse industries nationwide, particularly delivery based services such as bakeries and beer distributors. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from six and three customers accounted for approximately 50% and 48% of total accounts receivable at December 31, 1999 and December 31, 1998, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

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

      Fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and convertible debt approximate their carrying values at December 31, 1999 and December 31, 1998.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

      Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 9) are added to the net loss to determine the amount of net loss attributable to common stockholders

      Common share equivalents consist of 4,611,685 and 4,174,336 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock and convertible debt at December 31, 1999 and December 31, 1998, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding as their inclusion would be anti-dilutive.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

statements, and the reported results of operations during the reporting period. Actual results could differ from these estimates.

      NEW ACCOUNTING PRONOUNCEMENTS

      In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. FAS 133 will not have any impact on the Company's financial position and results of operation.

3.    INVENTORIES

     Inventories consist of the following:

                                    DECEMBER 31,             DECEMBER 31,
                                       1999                     1998
                                 --------------------     --------------------

     Raw materials                     701,198                   424,173
     Work-in-process                   163,930                   731,730
     Finished goods                    457,025                   360,403
                                 --------------------     --------------------
                                     $1,322,153               $1,516,306
                                 ====================     ====================

4.    FIXED ASSETS

     Fixed assets consist of the following:

                                                        ESTIMATED
                                                       USEFUL LIVES     DECEMBER 31,          DECEMBER 31,
                                                        (IN YEARS)          1999                  1998
                                                                      ------------------   -------------------
     Production and engineering equipment                  3-5            $ 870,927            $ 864,921
     Furniture, fixtures and office equipment               5               755,884               738,177
     Leasehold improvements                              Life of
                                                          lease              23,021                 23,021
                                                                      ------------------   -------------------
                                                                         $1,649,832            $1,626,119

     Less - accumulated depreciation and amortization                    (1,501,174)           (1,420,611)
                                                                      ------------------   -------------------
                                                                          $ 148,658            $ 205,508
                                                                      ==================   ===================

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      At December 31, 1999, office and engineering equipment under capital lease totaled $153,323. Related accumulated amortization of equipment under capital lease totaled $125,195 at December 31, 1999. At December 31, 1998, office and engineering equipment under capital lease totaled $156,998, with related accumulated amortization of $109,059. Depreciation expense was $83,460 and $130,112 for the years ended December 31, 1999 and December 31, 1998, respectively.

5.    CONVERTIBLE DEBT

      In March 1997, the Company issued an unsecured Convertible Promissory Note for $250,000 to RBB Bank AG. The note bore interest at the rate of 6% per annum and had an original maturity date of March 1998. In March 1998, the Company refinanced the $250,000 convertible debt by making a principal payment of $75,000 and issuing a convertible note payable for $175,000. The note bore interest at a rate of 6% per annum, matured in March 1999, and was convertible into shares of the Company's common stock at a conversion price of $1.34. In September 1998, the holders of the note payable converted the outstanding debt of $175,000 into 175 shares, at a stated value of $1,000 per share, of Series F Convertible Preferred Stock.

      The Convertible Promissory Note was convertible at the option of the holder into shares of the Company's common stock at a price of $2.74 per share. The discount of $97,626 implicit in the conversion terms at the date of issuance, based upon the market price for the Company's common stock on that date, was recorded as a debt discount and additional paid in capital. The debt discount was amortized over the term of the note as a charge to interest expense. Amortization of the debt discount totaled $16,270 in 1998.

6.    INCOME TAXES

      Deferred tax assets are comprised of the following:

                                                   DECEMBER 31,            DECEMBER 31,
                                                       1999                    1998
      Net operating loss carryforwards              $3,991,778              $4,253,449
      Business tax credit carryforwards              290,457                    291,611
      Other                                          213,405                    189,240
                                               ---------------------    --------------------
      Gross deferred tax asset                      4,495,640                  4,734,300
      Deferred tax asset valuation allowance       (4,495,640)                (4,734,300)
                                               ---------------------    --------------------
                                                     $     -                  $     -
                                               =====================    ====================

      The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

                                                                     YEAR ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                             1999                  1998
       Statutory federal rate                               34.0%                 (34.0%)
       State taxes                                           3.66%                 (5.0%)
       Non-deductible expenses                              27.1%                   6.0%
       Other                                                  --                    4.0%
       Valuation allowance on deferred tax assets          (64.76%)                29.0%
                                                      -------------------    -----------------
                                                              0.0%                  0.0%
                                                      ===================    =================

      The Company generated income from operations in the current year but generated a loss in 1998. Although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company's customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

      At December 31, 1999, the Company has net operating loss and tax credit carryforwards for federal tax purposes of approximately $11,321,000 and $290,000, respectively, which expire in various years through 2019 and 2010, respectively. The Company has state net operating loss carryforwards for tax purposes of approximately $4,272,000, which expire in various years through 2003.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

      A summary of the status of the Company's stock option plans as of December 31, 1999 and December 31, 1998 are summarized as follows:

                                                        December 31, 1999                      December 31, 1998

                                                                      Weighted                                Weighted
                                                                      Average                                  Average
                                                 Number of            Exercise           Number of            Exercise
                                                  Options              Price              Options               Price
                                              ----------------     ---------------     ---------------     ----------------
Outstanding at beginning of year                  546,118              $1.10              277,716               $1.56
Granted                                           400,000               0.75              354,000                0.82
Exercised                                            -                   -                   -                    -
Canceled/Expired                                 (75,151)               1.28              (85,598)               1.47
                                              ----------------     ---------------     ---------------     ----------------
Outstanding at end of year                        870,967              $0.92              546,118               $1.10
                                              ================     ===============     ===============     ================
Exercisable at end of year                        295,853              $1.06               62,338               $1.77
                                              ================     ===============     ===============     ================
Weighted   average  fair  value  of  options
granted during the period                                              $0.36                                    $0.81
                                                                   ===============                         ================

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                                    Weighted
                                                     Weighted average                           average exercise
                                                         remaining              Number of           price of
                                      Number         contractual life,           options             options
      Exercise price               Outstanding           in years              exercisable         exercisable
-------------------------------   ---------------  ----------------------   ------------------  ------------------
            $ 0.73                   291,500               8.08                     -                   -
            $ 0.75                   400,000               9.57                  200,000              0.75
            $1.47                    171,042               6.56                   87,767              1.47
        $4.00 - $8.00                    8,425             4.33                     8,086             4.40
                                  ---------------                           ------------------
               Total                 870,967                                     295,853              $1.06
                                  ===============                           ==================  ==================

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      During 1999, the Company extended a warrant issued to a non-employee for one year. The Company recorded a charge to marketing expense of $34,000 in 1999 related to this warrant.

      As discussed in Note 2, the Company elected to adopt SFAS No. 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:


                                       Year ended                Year ended
                                       December 31,              December 31,
                                           1999                      1998
                                   --------------------       ------------------
      Net income (loss):
           As reported                   $101,789                  $(421,188)
           Pro forma                     $(27,568)                 $(484,800)

Basic and diluted net income
(loss) per share attributable to
common shareholders:
           As reported                    $(0.13)                    $(0.66)
           Pro forma                      $(0.18)                    $(0.70)

      The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999 and 1998, respectively:

I.    Dividend yield of 0% for both periods;
II.   Expected volatility of 170% and 158%;
III. Risk free interest rates of 5.53% - 6.24% for options granted during the year ended December 31, 1999 and 5.37% - 5.40% for the year ended December 31, 1998; and
IV.   Weighted average expected option term of 10 years for both periods.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

by management to be approximately $156,000, which is being amortized to expense over the five year term of the agreement. Unamortized amounts are presented as a reduction of stockholders' equity in the accompanying balance sheet.

      At December 31, 1999, the Company had reserved 1,038,023 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock. After the issuance of the Series E convertible preferred stock, the 1998 option grants and changes made to the conversion terms of the previously issued Series B,C and D convertible preferred stock in 1998 the Company is required to reserve additional shares of common stock which have not yet been authorized.

      The Board of Directors of the Company will request approval from the stockholders to increase the number of authorized shares in fiscal 2000. The Company expects the shareholders to approve the authorization of the required additional shares.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

During the years ended December 31, 1999 and December 31, 1998, the Company incurred interest in the amount of $420,625 and $413,625, respectively for Series B, Series C, Series D, and Series F convertible preferred stock for which the Company has recorded a charge to accumulated deficit. During 1999, 1,171,211 shares were issued in satisfaction of the accrued interest due for 1999 and 261,009 shares were issued in satisfaction of the accrued and unpaid interest due for 1998. In addition, $105,375 of interest remains unpaid and is recorded as 421,500 shares of common shares accrued at December 31, 1999. During 1998, 380,650 shares were issued in satisfaction of the accrued interest due for 1998. In addition, $105,375 of interest remained unpaid and is included in accrued interest at December 31, 1998.

LIQUIDATION PREFERENCE:
Upon liquidation of the Company, the holders of Series B, Series C, Series D, Series E, and Series F convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

On or after December 31, 1998, the conversion price for the Series E convertible preferred stock shall equal sixty percent of the Corporation's average closing bid price for the twenty trading days preceding the date of such conversion, but in no event less than $0.60 and no more than $0.75 per share. If at any time prior to January 31, 2003 the Company's stockholders equity at the end of any fiscal quarter does not exceed $1.5 million plus 50% of the net proceeds of any future equity financing by any third party, then the conversion price shall equal the lesser of $0.75 or sixty percent of the Company's bid price for the five trading days prior to the date of such conversion notice. The Shareholders of Series E convertible preferred stock may not convert for a period of forty days from the date of issuance.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

CONVERSION DISCOUNT:
The estimated discount of $46,601 implicit in the conversion terms of the Series C and Series D convertible preferred stock at the date of the issuance, based upon the quoted bid price for the Company's common stock on those dates, has been included in the computation of net loss per share (Note 2) for the year ended December 31, 1998. The estimated discount was recorded as a discount on the preferred stock and an increase to additional paid-in capital. The amortization of the conversion discount of $46,601 has been recorded as an increase to the preferred stock and a decrease to additional paid-in capital for the year ended December 31, 1998.

The estimated discount of $56,250 and 93,750 implicit in the conversion terms of the Series E and Series F convertible preferred stock at the date of the issuance, based upon the quoted bid price for the Company's common stock on those dates, has been included in the computation of net loss per share (Note 2) for the years ended December 31, 1999 and ended December 31, 1998 respectively. The estimated discount was recorded as a discount on the preferred stock and an increase to additional paid-in capital. The amortization of the conversion discount of $56,250 and $93,750 has been recorded as an increase to the preferred stock and a decrease to additional paid-in capital for the years ended December 31, 1999 and December 31, 1998 respectively.

REDEMPTION:
In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap market or the National Association of Securities Dealers, Electronic Bulletin Board, equal or exceeds $20.00 per share for a period of twenty consecutive trading days, the Company may redeem at its option the Series B, Series C and Series D convertible preferred stock at a price of $1,000 per share, subject to certain anti-dilution provisions.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

10.   ISSUANCE OF WARRANTS

      On December 30, 1995, the Company issued warrants to purchase 110,000 shares of the Company's Common Stock at $4.00 per share to a former officer/stockholder in consideration of the officer providing collateral for the Company's line of credit with a bank in the amount of $440,000. The Company paid-off the note in April 1996. As a result, the bank returned the certificate of deposits to the officer/stockholder.

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

In December 1997, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.75 per share to a customer. This warrant was exercisable immediately and expired on December 21, 1999. The value of this warrant at the time was immaterial. In December 1999, the Company extended the warrant for one year at which time a charge was recorded to marketing expense for the value of the warrant of $34,000. The value was calculated in December 1999 using a Black-Scholes pricing module based upon the quoted market price assuming a dividend yield of 0%, expected volatility of 170%, a risk-free interest rate of 6.77% and an expected term of one year.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

12.   COMMITMENTS

      The Company leases its office facilities under an operating lease expiring September 30, 2000. The lease contains an option for renewal and requires the payment of taxes and other operating costs. At December 31, 1999, future minimum rental payments under the operating lease consist of the following at December 31, 1999:

                  2000                             129,000

      Rent expense totaled $170,073 and $171,376 during the years ended December 31, 1999 and December 31, 1998, respectively.

      The Company also leases certain equipment under capital leases expiring at various dates through the year 2001. Future minimum lease payments under capital leases, consist of the following at December 31, 1999:


                       2000                                         30,000
                       2001                                          1,000
                                                              ------------------
                  Total minimum lease payments                     $31,000
                  Less: amount representing interest                 2,000
                                                              ------------------
                  Present value                                    $29,000
                                                              ==================