Form 10QSB
period 2000-03-31
NATIONAL DATACOMPUTER INC
filed 2000-05-15
CIK 812880

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                    04-2942832
           --------                                    ----------
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION #)
 INCORPORATION OR ORGANIZATION)

900 Middlesex Turnpike, Bldg. 5
        Billerica, Ma.                                       01821
        --------------                                       -----
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

                       Yes  X     No
                          -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

COMMON STOCK, $0.08 PAR VALUE                                   4,379,466
-----------------------------                                   ---------
   (Title of each class)                                    (number of shares)

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

                  Balance Sheets as of March 31, 2000 (unaudited)
                   and December 31,1999.....................................3

                  Statements of Operations for the three months ended
                   March 31, 2000 and 1999(unaudited).......................4

                  Statement of Stockholders' Equity for the three
                   months ended March 31, 2000 (unaudited)..................5

                  Statements of Cash Flows
                   for the three months ended
                   March 31, 2000 and 1999 (unaudited)......................6

                  Notes to Unaudited Interim Financial Statements...........7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS...............................8

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................10

ITEM 2.  Changes in Securities.............................................10

ITEM 3.  Defaults upon Senior Securities...................................11

ITEM 4.  Submissions of Matters to a Vote of Security Holders..............11

ITEM 5.  Other Information.................................................11

ITEM 6.  Exhibits and Reports on Form 8 - K................................11

SIGNATURES.................................................................12

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  March 31,          December 31,
                                                                                                     2000               1999
                                                                                                 ------------       ------------
                                                                                                 (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                                  $  1,073,956       $    664,917
      Accounts receivable, net of allowance for doubtful accounts                                     769,206          1,116,509
      Inventories                                                                                   1,334,190          1,322,153
      Other current assets                                                                             12,215              8,328
                                                                                                 ------------       ------------
         Total current assets                                                                       3,189,567          3,111,907

Fixed assets, net                                                                                     164,552            148,658
                                                                                                 ------------       ------------
                                                                                                 $  3,354,119       $  3,260,565
Liabilities and stockholders' equity                                                             ============       ============
Current Liabilities:
      Current obligations under capital lease                                                    $     19,285       $     28,134
      Accounts payable                                                                                248,439            273,364
      Accrued payroll and related taxes                                                               117,036             89,134
      Accrued expenses - other                                                                        101,626            156,968
      Deferred revenues, current portion                                                              571,874            503,356
                                                                                                 ------------       ------------
         Total current liabilities                                                                  1,058,260          1,050,956

Deferred revenues                                                                                      15,270             41,307
                                                                                                 ------------       ------------
                                                                                                    1,073,530          1,092,263
Stockholders' equity                                                                             ------------       ------------
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; 0 shares issued and outstanding at March 31, 2000 and December 31, 1999             --                 --
      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized;  2,400 and 4,200 issued and outstanding at March 31, 2000 and December 31,
         1999 respectively (liquidating preference of $2,400,000 and $4,200,000 respectively)       2,105,832          3,685,206
      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)                      834,370            834,370
      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference $350,000)                         324,639            324,639
      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference $500,000)                         273,880            273,880
      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized, issued and outstanding (liquidating preference $175,000)                         175,000            175,000
      Common stock, $0.08 par value; 5,000,000 shares authorized; 4,379,466 and 3,540,477
         shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively          350,356            283,237
      Capital in excess of par value                                                               12,899,949         11,291,814
      Accumulated deficit                                                                         (14,310,995)       (14,319,402)
      Unamortized stock compensation                                                                  (21,173)           (29,173)
      Notes receivable - employees                                                                   (351,269)          (351,269)
                                                                                                 ------------       ------------
         Total stockholders' equity                                                                 2,280,589          2,168,302
                                                                                                 ------------       ------------
                                                                                                 $  3,354,119       $  3,260,565
                                                                                                 ============       ============

                   The accompanying notes are an integral part
                of these unaudited intertim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------
                                                          First Fiscal Quarter Ended
                                                       ---------------------------------
                                                         March 31,            March 31,
                                                           2000                 1999
                                                       -----------           -----------
                                                                  (Unaudited)
Revenues
    Net product revenue                                $   896,496           $   662,030
    Service and other revenue                              363,207               392,668
                                                       -----------           -----------
                                                         1,259,703             1,054,698

Cost of sales and services                                 619,251               601,046
                                                       -----------           -----------
                                                           640,452               453,652
                                                       -----------           -----------
Operating expenses:
    Research and development                               173,668               242,905
    Selling, general and administrative                    364,826               407,959
                                                       -----------           -----------

                                                           538,494               650,864
                                                       -----------           -----------

Income (loss) from operations                              101,958              (197,212)

Other income (expense):
    Interest income                                          3,386                  --
    Interest expense                                        (1,057)               (2,414)
                                                       -----------           -----------
Net income (loss)                                      $   104,287           $  (199,626)
                                                       ===========           ===========

Calculation of net income (loss) per common share and dilutive share equivalent:

Net income (loss)                                      $   104,287           $  (199,626)
Preferred stock preferences                                (95,880)             (123,250)
                                                       -----------           -----------
Net income (loss) attributable to common
    shareholders                                       $     8,407           $  (322,876)
                                                       ===========           ===========
Basic and diluted net income (loss) per share          $      0.00           $     (0.13)
                                                       ===========           ===========
Weighted average shares                                  4,128,018             2,537,859
                                                       ===========           ===========

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock Series B       Preferred Stock Series C      Preferred Stock Series D
                                     ----------------------------    ---------------------------   ---------------------------

                                                     Net issuance                   Net issuance                  Net issuance
                                        Shares          price           Shares         price          Shares         price
                                     ------------    ------------    ------------   ------------   ------------   ------------
Balance at December 31, 1999                4,200    $  3,685,206             900   $    834,370            350   $    324,639

Net income                                   --              --              --             --             --             --

Conversion of preferred stock              (1,800)     (1,579,374)           --             --             --             --

Interest on preferred stock                  --              --              --             --             --             --

Issuance of common stock
   in satisfaction of accrued
   interest                                  --              --              --             --             --             --

Amortization of stock compensation           --              --              --             --             --             --
                                     ------------    ------------    ------------   ------------   ------------   ------------
Balance at March 31, 2000                   2,400    $  2,105,832             900   $    834,370            350   $    324,639
                                     ============    ============    ============   ============   ============   ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)

------------------------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock Series E    Preferred Stock Series F                 Common Stock
                                    --------------------------  --------------------------  ----------------------------------------
                                                                                                                        Capital in
                                                  Net issuance                Net issuance                   Par          excess
                                      Shares          price       Shares          price      Shares         value       of par value
                                    -----------   ------------  -----------   ------------  ----------   ------------   ------------

Balance at December 31, 1999                500   $    273,880          175   $    175,000   3,540,477   $    283,237   $ 11,291,814

Net income                                 --             --           --             --          --             --             --

Conversion of preferred stock              --             --           --             --       656,934         52,555      1,526,819

Interest on preferred stock                --             --           --             --          --             --             --

Issuance of common stock
   in satisfaction of accrued
   interest                                --             --           --             --       182,055         14,564         81,316

Amortization of stock compensation         --             --           --             --          --             --             --
                                    -----------   ------------  -----------   ------------  ----------   ------------   ------------
Balance at March 31, 2000                   500   $    273,880          175   $    175,000   4,379,466   $    350,356   $ 12,899,949
                                    ===========   ============  ===========   ============  ==========   ============   ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)

-------------------------------------------------------------------------------------------------
                                        Notes        Unamortized                        Total
                                     receivable         stock         Accumulated    stockholders'
                                      employees      compensation       deficit         equity
                                     ------------    ------------    ------------    ------------

Balance at December 31, 1999         ($   351,269)   ($    29,173)   ($14,319,402)   $  2,168,302

Net income                                   --              --           104,287         104,287

Conversion of preferred stock                --              --              --              --

Interest on preferred stock                  --              --           (95,880)        (95,880)

Issuance of common stock
   in satisfaction of accrued
   interest                                  --              --              --            95,880

Amortization of stock compensation           --             8,000            --             8,000
                                     ------------    ------------    ------------    ------------
Balance at March 31, 2000            ($   351,269)   ($    21,173)   ($14,310,995)   $  2,280,589
                                     ============    ============    ============    ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                  First Fiscal Quarter Ended
                                                                 ----------------------------
                                                                  March 31,        March 31,
                                                                    2000             1999
                                                                 -----------      -----------
                                                                         (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                          $   104,287      $  (199,626)
      Adjustments to reconcile net income (loss) to net
          cash used for operating activities:
          Depreciation                                                17,526           20,373
          Amortization of stock compensation                           8,000            8,000
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable            347,303         (155,533)
               Increase in inventories                               (12,037)        (132,699)
               Increase in other current assets                       (3,887)         (18,673)
               (Decrease) increase in accounts payable               (24,925)         133,872
               (Decrease) in accrued expenses
                   and deferred compensation                         (27,440)         (12,372)
               Increase in deferred revenues                          42,481           21,334
                                                                 -----------      -----------
      Net cash provided by (used for) operating activities           451,308         (335,324)
                                                                 -----------      -----------
Cash flows from investing activities:
      Purchases of fixed assets                                      (33,420)         (10,363)
                                                                 -----------      -----------
      Net cash used for investing activities                         (33,420)         (10,363)
                                                                 -----------      -----------
Cash flows from financing activities:
      Payment of interest on preferred stock                            --             (4,375)
      Principal payments on obligations under capital lease           (8,849)         (11,501)
                                                                 -----------      -----------
      Net cash used for financing activities                          (8,849)         (15,876)
                                                                 -----------      -----------
Net increase (decrease) in cash and cash equivalents                 409,039         (361,563)
Cash and cash equivalents at beginning of year                       664,917          491,174
                                                                 -----------      -----------
Cash and cash equivalents  at end of year                        $ 1,073,956      $   129,611
                                                                 ===========      ===========
Supplemental Cash Flow Information:
      Cash paid for interest                                     $     1,057      $    12,914
      Non cash investing and financing activities:
          Accrued interest on preferred stock charged to
               accumulated deficit                                    95,880          104,500
          Common stock issued in satisfaction of interest on
               preferred stock                                        95,880          100,125

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION

         National Datacomputer, Inc. (the "Company") designs, manufactures, sells and services computerized systems used to automate the collection, processing and communication of information related to product sales, distribution, and inventory control. The Company's product and services include data communication networks, application-specific software, hand-held computers and related peripherals, associated training and support services.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      EARNINGS PER SHARE

         Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is computed by dividing net income (loss), after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

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

      RECLASSIFICATION

         Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

3.    INVENTORIES

      Inventories consist of the following:      MARCH 31,       DECEMBER 31,
                                                    2000             1999
                                                ------------    --------------
      Raw Material                               $ 685,642         $ 701,198
      Work-in-process                               293,594           163,930
      Finished goods                                354,954          457,025
                                                ------------    --------------
                               Total             $1,334,190       $1,322,153
                                                ============    ==============

         Inventories are stated at the lower of cost (first-in, first-out) or market.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

         Total revenues in the first quarter of fiscal year 2000 were $1,259,703 compared to $1,054,698 in the prior comparable quarter, an increase of 19%. The increase in revenue was attributable to an increase in sales of units of the Company's datacomputers.

         Cost of sales and services, as a percentage of revenues, decreased in the first quarter of fiscal 2000 to 49% from 57% in the first quarter of the prior fiscal year. The improved gross margin resulted from ongoing cost-control measures in production and the mix of product sales.

         Research and development expenses as a percentage of revenues for the first quarter of fiscal 2000 decreased to 14% from 23% in the first quarter of the prior fiscal year. Actual research and development spending decreased by 29% in absolute dollars to $173,668 in the first quarter of fiscal 2000, from $242,905 for the same period in 1999. As previously stated in the Company's 10-KSB for the year ended December 31, 1999, the decrease in expenditures reflects the Company's plan to concentrate on allocating a higher percentage of its product development effort to enhance and refine existing hardware and software products.

         Selling, general and administrative expenses as a percentage of revenues for the first quarter of fiscal 2000 decreased to 29% from 39% in the first quarter of the prior fiscal year. Actual selling, general and administrative spending decreased by 11% in absolute dollars to $364,826 in the first quarter of fiscal 2000, from $407,959 for the same period in 1999. The lower level of costs resulted primarily from a decrease in marketing costs and legal fees.

         The Company's operating income was $101,958 for the first quarter of fiscal 2000, compared to an operating loss of $197,212 in the first quarter of the prior fiscal year. The increased income was primarily attributable to the decrease in the expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash of $1,073,956 and a current ratio of 3.0:1. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 2000. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 2, 2000, the Company filed a complaint in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). The complaint contains claims for breach of contract, misappropriation of trade secrets and confidential information, intentional interference with contractual relations and violations of Chapter 93 and 93A. The action arises out of a series of agreements between the parties for a potential merger, joint sales agreement and the development of various mobile and/or handheld computerized information and data collection systems. The complaint seeks both damages (of an unspecified amount) and injunctive relief with respect to certain confidential information and trade secrets of the Company which the Company alleges are now being used by Defendants in connection with their sales and production of computerized data collection products. On March 31, 2000, Defendants filed a counterclaim against the Company seeking an unspecified amount of damages. The Defendants allege breach of contract, misappropriation and violation of Chapter 93 and 93A arising out of the same agreements identified in the Company's complaint. The action is still in its early stages, and discovery has not yet been served or conducted.

         The Company believes it has meritorious defenses to the allegations raised in the Defendant's counterclaims.


ITEM 2. CHANGES IN SECURITIES

         On March 21, 2000, the Company issued 656,934 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") upon the conversion by RBB Bank of 1,800 shares of the Company's Series B Convertible Preferred Stock at a conversion price of $2.74 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

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

                                 NATIONAL DATACOMPUTER, INC.


May 12, 2000                          /s/ Malcolm M. Bibby
                                      --------------------------------
                                      Malcolm M. Bibby
                                      President


May 12, 2000                          /s/ Gerald S. Eilberg
                                      --------------------------------
                                      Gerald S. Eilberg
                                      Vice President, Finance and Administration
                                      Chief Financial Officer