Form 10QSB
period 2000-06-30
NATIONAL DATACOMPUTER INC
filed 2000-08-10
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                         COMMISSION FILE NUMBER 0-15885



                           NATIONAL DATACOMPUTER, INC.
                 ----------------------------------------------
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
                          Yes   X        No
                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2000.

COMMON STOCK, $0.08 PAR VALUE                                    4,675,391
-----------------------------                                ------------------
   (Title of each class)                                     (number of shares)


================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS:

              Balance Sheets as of June 30, 2000 (unaudited) and
              December 31, 1999.............................................3

              Statements of Operations for the three and six months
              ended June 30, 2000 and June 30, 1999 (unaudited).............4

              Statement of Stockholders' Equity for the six months
              ended June 30, 2000 (unaudited)...............................5

              Statements of Cash Flows for the six months ended
              June 30, 2000 and June 30, 1999 (unaudited)...................6

              Notes to Financial Statements.................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS..........................................9



                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................11

ITEM 2.  Changes in Securities.............................................12

ITEM 3.  Defaults upon Senior Securities...................................12

ITEM 4.  Submissions of Matters to a Vote of Security Holder...............12

ITEM 5.  Other Information.................................................12

ITEM 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURES.................................................................13

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

----------------------------------------------------------------------------------
                                                        June 30,      December 31,
                                                          2000            1999
                                                      ------------    ------------
                                                      (Unaudited)
Assets
------
Current Assets:
      Cash and cash equivalents                       $    958,815    $    664,917
      Accounts receivable, net of allowance for
         doubtful accounts                                 970,062       1,116,509
      Inventories                                        1,306,792       1,322,153
      Other current assets                                  41,701           8,328
                                                      ------------    ------------
         Total current assets                            3,277,370       3,111,907

Fixed assets, net                                          162,802         148,658
                                                      ------------    ------------
                                                      $  3,440,172    $  3,260,565
                                                      ============    ============

Liabilities and stockholders' equity
------------------------------------
Current Liabilities:
      Current obligations under capital lease         $     22,679    $     28,134
      Accounts payable                                     201,188         273,364
      Accrued payroll and related taxes                     84,092          89,134
      Accrued expenses - other                             133,338         156,968
      Deferred revenues, current portion                   631,351         503,356
                                                      ------------    ------------
         Total current liabilities                       1,072,648       1,050,956

Obligations under capital lease                             32,352              --
Deferred revenues                                               --          41,307
                                                      ------------    ------------

                                                         1,105,000       1,092,263
                                                      ------------    ------------
Stockholders' equity
      Preferred stock, Series A convertible
         $0.001 par value; 20 shares authorized;
         0 shares issued and outstanding at
         June 30, 2000 and December 31, 1999                    --              --

      Preferred stock, Series B convertible
         $0.001 par value; 4,200 shares authorized;
         2,400 and 4,200 issued and outstanding
         at June 30, 2000 and December 31, 1999
         respectively (liquidating preference of
         $2,400,000 and $4,200,000 respectively)         2,105,832       3,685,206

      Preferred stock, Series C convertible
         $0.001 par value; 900 shares authorized,
         issued and outstanding (liquidating
         preference of $900,000)                           834,370         834,370

      Preferred stock, Series D convertible
         $0.001 par value; 350 shares authorized,
         issued and outstanding (liquidating
         preference $350,000)                              324,639         324,639

      Preferred stock, Series E convertible
         $0.001 par value; 500 shares authorized,
         issued and outstanding (liquidating
         preference $500,000)                              273,880         273,880

      Preferred stock, Series F convertible
         $0.001 par value; 175 shares authorized,
         issued and outstanding (liquidating
         preference $175,000)                              175,000         175,000

      Common stock, $0.08 par value; 30,000,000
         shares authorized; 4,675,389 and 3,540,477
         shares issued and outstanding at June 30,
         2000 and December 31, 1999, respectively          374,030         283,237

      Capital in excess of par value                    12,945,650      11,291,814
      Accumulated deficit                              (14,333,787)    (14,319,402)
      Unamortized stock compensation                       (13,173)        (29,173)
      Notes receivable - employees                        (351,269)       (351,269)
                                                      ------------    ------------
         Total stockholders' equity                      2,335,172       2,168,302
                                                      ------------    ------------
                                                      $  3,440,172    $  3,260,565
                                                      ============    ============

                   The accompanying notes are an integral part
                of these unaudited intertim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                             Second Fiscal Quarter              Six Months
                                                    Ended                         Ended
                                          --------------------------    --------------------------
                                           June 30,       June 30,       June 30,       June 30,
                                             2000           1999           2000           1999
                                          -----------    -----------    -----------    -----------
                                                  (Unaudited)                   (Unaudited)
Revenues
    Net product revenue                   $   784,790    $   812,616    $ 1,681,286    $ 1,474,646
    Service and other revenue                 388,575        425,351        751,782        818,019
                                          -----------    -----------    -----------    -----------

                                            1,173,365      1,237,967      2,433,068      2,292,665

Cost of sales and services                    517,379        572,404      1,136,630      1,173,450
                                          -----------    -----------    -----------    -----------

                                              655,986        665,563      1,296,438      1,119,215
                                          -----------    -----------    -----------    -----------

Operating expenses:
    Research and development                  158,772        240,386        332,440        483,291
    Selling, general and administrative       452,802        381,270        817,628        789,229
                                          -----------    -----------    -----------    -----------

                                              611,574        621,656      1,150,068      1,272,520
                                          -----------    -----------    -----------    -----------

Income (loss) from operations                  44,412         43,907        146,370       (153,305)

Other income (expense):
    Interest income                             4,508             --          7,894             --
    Interest expense                           (2,337)        (2,569)        (3,394)        (4,983)
                                          -----------    -----------    -----------    -----------
Net income (loss)                         $    46,583    $    41,338    $   150,870    $  (158,288)
                                          ===========    ===========    ===========    ===========



Calculation of net loss per common share and dilutive share equivalents:

Net income (loss)                         $    46,583    $    41,338    $   150,870    $  (158,288)
Preferred stock preferences                   (69,375)      (124,125)      (165,255)      (247,375)
                                          -----------    -----------    -----------    -----------
Net loss attributable to common
    shareholders                          $   (22,792)   $   (82,787)   $   (14,385)   $  (405,663)
                                          ===========    ===========    ===========    ===========

Basic and diluted net loss per share      $     (0.01)   $     (0.03)   $     (0.00)   $     (0.17)
                                          ===========    ===========    ===========    ===========

Weighted average shares                     4,469,030      2,534,046      4,383,188      2,404,745
                                          ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------

                                       Preferred Stock Series B        Preferred Stock Series C        Preferred Stock Series D
                                     ----------------------------    ----------------------------    ----------------------------

                                                     Net issuance                    Net issuance                    Net issuance
                                        Shares           price          Shares           price          Shares           price
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                4,200    $  3,685,206             900    $    834,370             350    $    324,639

Net income

Conversion of preferred stock              (1,800)     (1,579,374)

Interest on preferred stock

Issuance of common stock in
  satisfaction of accrued interest

Amortization of stock compensation
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

Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock in
  satisfaction of accrued interest

Amortization of stock compensation
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2000                    2,400    $  2,105,832             900    $    834,370             350    $    324,639
                                     ============    ============    ============    ============    ============    ============







                                   Preferred Stock Series E     Preferred Stock Series F                  Common Stock
                                  --------------------------   --------------------------   ----------------------------------------
                                                                                                                         Capital in
                                                Net issuance                 Net issuance                      Par         excess
                                     Shares         price         Shares         price         Shares         value     of par value
                                  ------------  ------------   ------------  ------------   ------------  ------------  ------------
Balance at December 31, 1999               500  $    273,880            175  $    175,000      3,540,477  $    283,237  $ 11,291,814

Net income

Conversion of preferred stock                                                                    656,934        52,555     1,526,819

Interest on preferred stock

Issuance of common stock in
  satisfaction of accrued interest                                                               182,055        14,564        81,316

Amortization of stock compensation
                                  ------------  ------------   ------------  ------------   ------------  ------------  ------------
Balance at March 31, 2000                  500  $    273,880            175  $    175,000      4,379,466  $    350,356  $ 12,899,949
                                  ============  ============   ============  ============   ============  ============  ============

Net income

Issuance of preferred stock

Interest on preferred stock

Issuance of common stock in
  satisfaction of accrued interest                                                               295,923        23,674        45,701

Amortization of stock compensation
                                  ------------  ------------   ------------  ------------   ------------  ------------  ------------
Balance at June 30, 2000                   500  $    273,880            175  $    175,000      4,675,389  $    374,030  $ 12,945,650
                                  ============  ============   ============  ============   ============  ============  ============








                                        Notes        Unamortized                        Total
                                      receivable        stock        Accumulated     stockholders'
                                      empolyees      compensation      deficit          equity
                                     ------------    ------------    ------------    ------------
Balance at December 31, 1999         ($   351,269)   ($    29,173)   ($14,319,402)   $  2,168,302

Net income                                                                104,287    $    104,287

Conversion of preferred stock

Interest on preferred stock                                               (95,880)   ($    95,880)

Issuance of common stock in
  satisfaction of accrued interest                                                   $     95,880

Amortization of stock compensation                          8,000                    $      8,000
                                     ------------    ------------    ------------    ------------
Balance at March 31, 2000            ($   351,269)   ($    21,173)   ($14,310,995)   $  2,280,589
                                     ============    ============    ============    ============

Net income                                                                 46,583    $     46,583

Issuance of preferred stock

Interest on preferred stock                                               (69,375)   ($    69,375)

Issuance of common stock in
  satisfaction of accrued interest                                                   $     69,375

Amortization of stock compensation                          8,000                    $      8,000
                                     ------------    ------------    ------------    ------------
Balance at June 30, 2000             ($   351,269)   ($    13,173)   ($14,333,787)   $  2,335,172
                                     ============    ============    ============    ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------
                                                                             Six Months Ended
                                                                       ----------------------------
                                                                       June 30, 2000  June 30, 1999
                                                                       -------------  -------------
                                                                               (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                                 $   150,870    $  (158,288)
      Adjustments to reconcile net income (loss) to net
          cash provided by (used for)+C28 operating activities:
          Depreciation                                                       36,570         40,228
          Amortization of stock compensation                                 16,000         16,000
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                   146,447       (113,758)
               Decrease in inventories                                       15,361          4,061
               Increase in other current assets                             (33,373)        (8,567)
               (Decrease) increase in accounts payable                      (72,176)        18,041
               Decrease in accrued expenses
                   and deferred compensation                                (28,672)      (107,602)
               Increase in deferred revenues                                 86,688         57,649
                                                                        -----------    -----------

      Net cash provided by (used for) operating activities                  317,715       (252,236)
                                                                        -----------    -----------

Cash flows from investing activities:
      Purchases of fixed assets                                             (33,420)       (10,777)
                                                                        -----------    -----------

      Net cash used for investing activities                                 (5,254)       (10,777)
                                                                        -----------    -----------

Cash flows from financing activities:
      Payment of interest on preferred stock                                     --         (4,375)
      Acquisition of (principal payments on) obligations
          under capital lease                                                 9,603        (23,291)
                                                                        -----------    -----------

      Net cash used for financing activities                                (18,563)       (27,666)
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                        293,898       (290,679)
Cash and cash equivalents at beginning of year                              664,917        491,174
                                                                        -----------    -----------

Cash and cash equivalents  at end of period                             $   958,815    $   200,495
                                                                        ===========    ===========

Supplemental Cash Flow Information:
      Cash paid for interest                                            $     3,394    $    14,867
      Non cash investing and financing activities:
          Accrued interest on preferred stock charged to
               accumulated deficit                                          165,255        209,875
          Common stock issued in satisfaction of interest on
               preferred stock                                              165,255        205,500
          Purchase of property and equipment  under capital lease            47,759             --
          Issuance of common stock upon conversion of preferred stock     1,579,374             --

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    ORGANIZATION

         National Datacomputer, Inc. (the "Company") designs, manufactures, sells and services computerized systems used to automate the collection, processing and communication of information related to product sales, distribution, and inventory control. The Company's product and services include data communications networks, application-specific software, hand-held computers and related peripherals, associated training and support services.

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

         The balance sheet date as of December 31, 1999, is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at the date of the financial statements, and the reported results of operations during the reporting period. Actual results could differ from these estimates.

3.    INVENTORIES

      Inventories consist of the following:

                                          JUNE 30,      DECEMBER 31,
                                            2000           1999
                                         ----------     ----------

      Raw material                       $  654,114     $  701,198
      Work-in-process                       351,509        163,930
      Finished goods                        301,169        457,025
                                         ----------     ----------
         Total                           $1,306,792     $1,322,153
                                         ==========     ==========

         Inventories are stated at the lower of cost (first-in, first-out) or market.

ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.


      RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         Total revenues in the second quarter of fiscal year 2000 were $1,173,365 compared to $1,237,967 in the prior comparable quarter, a decrease of 5%. The decrease in revenue was attributable to a decrease in sales of units of the Company's ICAL Model 100R ("ICAL"), which experienced a decrease of 44%.

         The Company has been selling the ICAL to the inventory audit market for the past 20 years, and as stated in previous 10-KSB, the Company expects the sales of ICAL units to diminish due to the current trends of increasing processing power, which has prompted some ICAL's customers to migrate to more advanced products supplied by the Company.

         The ICAL is sold principally to repeat customers of the Company who wish to continue to use their installed base of ICAL devices. The Company intends to continue to support the ICAL product line to protect its customers' investment, however the Company devotes relatively few resources to generate additional sales of ICAL units above those demanded by past customers.

         Cost of sales and services, as a percentage of net revenues, decreased in the second quarter of fiscal 2000 to 44% from 46% in the second quarter of the prior fiscal year. The improved gross margin resulted from ongoing cost-control measures in production and the mix of product sales.

         Research and development expenses as a percentage of net revenue for the second quarter of fiscal 2000 decreased to 14% from 19% in the second quarter of the prior fiscal year. Actual research and development spending decreased by 34% in absolute dollars to $158,772 in the second quarter of fiscal 2000, from $240,386 for the same period in 1999. As previously stated in the Company's 10-KSB for the year ended December 31, 1999, the decrease in expenditures reflects the Company's plan to concentrate on allocating a higher percentage of its product development effort to enhance and refine existing hardware and software products.

         Selling, general and administrative expenses as a percentage of net revenues for the second quarter of fiscal 2000 increased to 39% from 31% in the second quarter of the prior fiscal year. Actual selling, general and administrative spending increased by 19% in absolute dollars to $452,802 in the second quarter of fiscal 2000, from $381,270 for the same period in 1999. The higher level of costs resulted primarily from an increase in travel expenses, legal and audit fees, combined with an increase in sales commissions and advertising.

         The Company's operating income was $44,412 for the second quarter of fiscal 2000, compared to an operating income of $43,907 in the second quarter of the prior fiscal year. The increased income was primarily attributable to the decrease in the operating expenses as discussed above.


      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

         The Company's total revenues for the six months ended June 30, 2000 were $2,433,068 which represents a 6% increase from total revenue of $2,292,665 for the same period of the prior fiscal year. The increase in revenue was attributable to an increase in sales of units of the Company's Datacomputers, which showed an increase of 38%. The increase was offset by a decrease in sales of units of the Company's ICAL Model 100R, which experienced a decrease of 65%.

         The Company has been selling the ICAL to the inventory audit market for the past 20 years, and as stated in previous 10-KSB, the Company expects the sales of ICAL units to diminish due to the current trends of increasing processing power, which has prompted some ICAL's customers to migrate to more advanced products supplied by the Company.

         The ICAL is sold principally to repeat customers of the Company who wish to continue to use their installed base of ICAL devices. The Company intends to continue to support the ICAL product line to protect its customers' investment, however the Company devotes relatively few resources to generate additional sales of ICAL units above those demanded by past customers.

         Cost of sales and services, as a percentage of net revenues for the six months ended June 30, 2000 was 47% as compared to 51% for the same period of the prior fiscal year. The improved gross margin resulted from ongoing cost-control measures in production and the mix of product sales.

         Research and development expenses as a percentage of net revenues for the six months ended June 30, 2000 decreased to 14% from 21% for the same period in the prior fiscal year. Actual research and development spending decreased by 31% in absolute dollars to $332,440 in the six months ended June 30, 2000 from $483,291 for the same period in the prior fiscal year. As previously stated in the Company's 10-KSB for the year ended December 31, 1999, the decrease in expenditures reflects the Company's plan to concentrate on allocating a higher percentage of its product development effort to enhance and refine existing hardware and software products.

         Selling, general and administrative expenses as a percentage of net revenues were 34% for both the six months ended June 30, 2000 and June 30, 1999. Actual selling, general and administrative spending increased by 4% in absolute dollars to $817,628 in the six months ended June 30, 2000 from $789,229 for the same period in the prior fiscal year. The higher level of costs resulted primarily from an increase in travel expenses, professional and audit fees, combined with an increase in sales commissions.

         The Company's operating income was $146,370 for the six months ended June 30, 2000, compared to an operating loss of $153,305 for the same period in the prior fiscal year. The increased income was primarily attributable to the increased sales combined with improved margin and a decrease in research and development expenses as discussed above.

      LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 2000, the Company had net cash provided by operating activities of $317,715, as compared to net cash used for operating activities of $252,236 in the first six months of fiscal 1999. During the first six months of fiscal 2000 and fiscal 1999, net cash used for investing activities was $33,420 and $10,777, respectively. In the first six months of fiscal 2000 the Company had net cash provided by financing activities related to capital leases of $9,603, compared to net cash used for financing activities of $23,291 in the first six months of fiscal 1999.

         In the first six months of fiscal 2000, the Company incurred interest of $165,255 on its Series B, C, D and F Convertible Preferred Stock as compared to $209,875 with respect to the Series B, C and D Convertible Preferred Stock in the first six months of fiscal 1999. In the first six months of fiscal 2000, the Company also issued Common Stock valued at $165,255 in satisfaction of interest due on Series B, C, D and F Convertible Preferred Stock, as compared to $205,500 with respect to the Series B, C and D in the first six months of fiscal 1999.

         At June 30, 2000, the Company had cash of $958,815 and a current ratio of 3.1:1. The cash balance at December 31, 1999 was $664,917. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 2000. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.


                           PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

         As reported in the Company's 10-QSB for the Fiscal quarter ended March 31, 2000, the Company filed a complaint in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). The Defendants have filed counterclaims. The action is currently in discovery.

      ITEM 2. CHANGES IN SECURITIES

         On April 17, 2000, the Company issued an aggregate of 182,052 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") in satisfaction of an aggregate interest payment due to RBB of $96,175, which interest was due pursuant to the terms of the Company's Series B, C, D, E and F Convertible Preferred Stock that are currently issued, outstanding and held by RBB. There were no underwriting discounts or commissions. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

      ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 1, 2000, the Company filed a Definitive Information Statement on
      Schedule 14C with the Securities and Exchange Commission in connection with the prior approval by the Company's board of directors and the written consent of the shareholders of the Company owning a majority of the Company's outstanding voting securities on April 27, 2000, to amend the Company's Certificate of Incorporation. The Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 22, 2000, increases the Company's authorized number of shares of Common Stock, $.08 par value per share, from 5,000,000 shares to 30,000,000 shares.

      ITEM 5. OTHER INFORMATION

         Not Applicable.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              (3) Certificate of Amendment of Certificate of Incorporation to increase the number of authorized shares.

              (22) Information Statement dated April 27, 2000 (previously filed with the Commission on Schedule 14C on May 1, 2000 and incorporated herein by reference).

              (11)   Statement Re: Computation of Per Share Earnings (Loss).

              (27)   Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL DATACOMPUTER, INC.


August 10, 2000                      /s/ Malcolm M. Bibby
                                     --------------------------------
                                     Malcolm M. Bibby
                                     President


August 10, 2000                      /s/ Gerald S. Eilberg
                                     --------------------------------
                                     Gerald S. Eilberg
                                     Vice President, Finance and Administration
                                     Chief Financial Officer