Form 10QSB/A
period 2000-06-30
NATIONAL DATACOMPUTER INC
filed 2000-08-18
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2000.

COMMON STOCK, $0.08 PAR VALUE                                     4,675,391
-----------------------------                                     ---------
    (Title of each class)                                    (number of shares)

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         On April 17, 2000, the Company issued an aggregate of 182,052 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") in satisfaction of an aggregate interest payment due to RBB of $105,375, which interest was due for the fiscal quarter ended December 31, 1999, pursuant to the terms of the Company's Series B, C, D, E and F Convertible Preferred Stock that are currently issued, outstanding and held by RBB. There were no underwriting discounts or commissions. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

         On May 23, 2000, the Company issued an aggregate of 295,923 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") in satisfaction of an aggregate interest payment due to RBB of $95,880, which interest was due for the fiscal quarter ended March 31, 2000, pursuant to the terms of the Company's Series B, C, D, E and F Convertible Preferred Stock that are currently issued, outstanding and held by RBB. There were no underwriting discounts or commissions. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL DATACOMPUTER, INC.


August 18, 2000                     /s/ Malcolm M. Bibby
                                    --------------------------------
                                    Malcolm M. Bibby
                                    President


August  18, 2000                    /s/ Gerald S. Eilberg
                                    --------------------------------
                                    Gerald S. Eilberg
                                    Vice President, Finance and Administration
                                    Chief Financial Officer