Form 10QSB
period 2000-09-30
NATIONAL DATACOMPUTER INC
filed 2000-11-14
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000


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

        Registrant's telephone number including area code: (978) 663-7677

                  ---------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                      Yes          No   X
                          -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2000.

    COMMON STOCK, $0.08 PAR VALUE                               4,945,383
    -----------------------------                               ---------
         (Title of each class)                             (number of shares)

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS:

           Balance Sheets as of September 30, 2000 (unaudited)
            and December 31, 1999........................................  3

           Unaudited Statements of Operations for the three and
            nine months ended September 30, 2000 and September 30, 1999..  4

           Unaudited Statement of Stockholders' Equity
            for the nine months ended September 30, 2000.................  5

           Unaudited Statements of Cash Flows
            for the nine months ended September 30, 2000 and
            September 30, 1999...........................................  6

           Unaudited notes to Financial Statements.......................  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS............................  9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................... 13

ITEM 2.  Changes in Securities........................................... 13

ITEM 3.  Defaults upon Senior Securities................................. 13

ITEM 4.  Submissions of Matters to a Vote of Security Holders............ 13

ITEM 5.  Other Information............................................... 13

ITEM 6.  Exhibits and Reports on Form 8-K................................ 13

SIGNATURES............................................................... 14

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     September 30,     December 31,
                                                                                                         2000              1999
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                                      $  1,084,258      $    664,917
      Accounts receivable, net of allowance for doubtful accounts                                         528,575         1,116,509
      Inventories                                                                                       1,260,426         1,322,153
      Other current assets                                                                                 72,624             8,328
                                                                                                     ------------      ------------
         Total current assets                                                                           2,945,883         3,111,907

Fixed assets, net                                                                                         202,085           148,658
                                                                                                     ------------      ------------
                                                                                                     $  3,147,968      $  3,260,565
                                                                                                     ============      ============
Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                                        $     17,706      $     28,134
      Accounts payable                                                                                    121,300           273,364
      Accrued payroll and related taxes                                                                   109,886            89,134
      Accrued expenses - other                                                                            123,759           156,968
      Deferred revenues, current portion                                                                  487,602           503,356
                                                                                                     ------------      ------------
         Total current liabilities                                                                        860,253         1,050,956

Obligations under capital lease                                                                            67,974              --
Deferred revenues                                                                                            --              41,307
                                                                                                     ------------      ------------
                                                                                                          928,227         1,092,263
                                                                                                     ------------      ------------
Stockholders' equity
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; 0 shares issued and outstanding at September 30, 2000 and December 31, 1999             --                --

      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized;  2,400 and 4,200 issued and outstanding at September 30, 2000 and
         December 31, 1999 respectively (liquidating preference of $2,400,000 and
         $4,200,000 respectively)                                                                       2,105,832         3,685,206

      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)                          834,370           834,370

      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference $350,000)                             324,639           324,639

      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference $500,000)                             273,880           273,880

      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized, issued and outstanding (liquidating preference $175,000)                             175,000           175,000

      Common stock, $0.08 par value; 30,000,000 shares authorized; 4,945,382 and 3,540,477
         shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively          395,629           283,237

      Capital in excess of par value                                                                   12,993,425        11,291,814
      Accumulated deficit                                                                             (14,526,592)      (14,319,402)
      Unamortized stock compensation                                                                       (5,173)          (29,173)
      Notes receivable - employees                                                                       (351,269)         (351,269)
                                                                                                     ------------      ------------
         Total stockholders' equity                                                                     2,219,741         2,168,302
                                                                                                     ------------      ------------
                                                                                                     $  3,147,968      $  3,260,565
                                                                                                     ============      ============

                   The accompanying notes are an integral part
                of these unaudited intertim financial statements.


NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                     Third Fiscal Quarter                   Nine Months
                                                            Ended                             Ended
                                                 ----------------------------      ----------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                    2000              1999             2000            1999
Revenues
    Net product revenue                          $   665,870      $   820,941      $ 2,347,156      $ 2,295,587
    Service and other revenue                        361,210          467,237        1,112,992        1,285,256
                                                 -----------      -----------      -----------      -----------
                                                   1,027,080        1,288,178        3,460,148        3,580,843

Cost of sales and services                           534,964          552,936        1,671,594        1,726,386
                                                 -----------      -----------      -----------      -----------
                                                     492,116          735,242        1,788,554        1,854,457
                                                 -----------      -----------      -----------      -----------
Operating expenses:
    Research and development                         159,180          196,808          491,620          680,099
    Selling, general and administrative              456,253          426,717        1,273,881        1,215,946
                                                 -----------      -----------      -----------      -----------
                                                     615,433          623,525        1,765,501        1,896,045
                                                 -----------      -----------      -----------      -----------
Income (loss) from operations                       (123,317)         111,717           23,053          (41,588)

Other income (expense):
    Interest income                                    2,605             --             10,499             --
    Other income                                        --              1,124            1,124
    Interest expense                                  (2,718)          (1,597)          (6,112)          (6,580)
                                                 -----------      -----------      -----------      -----------
Net income (loss)                                $  (123,430)     $   111,244      $    27,440      $   (47,044)
                                                 ===========      ===========      ===========      ===========



Calculation of net loss per
common share and dilutive share equivalents:

Net income (loss)                                $  (123,430)     $   111,244      $    27,440      $   (47,044)
Preferred stock preferences                          (69,375)        (124,125)        (234,630)        (371,500)
                                                 -----------      -----------      -----------      -----------
Net loss attributable to common
    shareholders                                 $  (192,805)     $   (12,881)     $  (207,190)     $  (418,544)
                                                 ===========      ===========      ===========      ===========

Basic and diluted net loss per share             $     (0.04)     $     (0.00)     $     (0.05)     $     (0.16)
                                                 ===========      ===========      ===========      ===========

Weighted average shares                            4,794,069        2,985,842        4,480,563        2,600,596
                                                 ===========      ===========      ===========      ===========

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock Series B    Preferred Stock Series C   Preferred Stock Series D
                                       ------------------------    ------------------------   ------------------------
                                                    Net issuance              Net issuance               Net issuance
                                       Shares          price          Shares      price         Shares       price
                                       -------      -----------       ------     --------       ------      --------
Balance at December 31, 1999             4,200      $ 3,685,206          900     $834,370          350      $324,639

Net income                                --               --           --           --           --            --

Conversion of preferred stock           (1,800)      (1,579,374)        --           --           --            --

Interest on preferred stock               --               --           --           --           --            --

Issuance of common stock
   in satisfaction of accrued
   interest                               --               --           --           --           --            --

Amortization of stock compensation        --               --           --           --           --            --

                                       -------      -----------       ------     --------       ------      --------
Balance at March 31, 2000                2,400      $ 2,105,832          900     $834,370          350      $324,639
                                       =======      ===========       ======     ========       ======      ========
Net income                                --               --           --           --           --            --

Interest on preferred stock               --               --           --           --           --            --

Issuance of common stock
   in satisfaction of accrued
   interest                               --               --           --           --           --            --

Amortization of stock compensation        --               --           --           --           --            --

                                       -------      -----------       ------     --------       ------      --------
Balance at June 30, 2000                 2,400      $ 2,105,832          900     $834,370          350      $324,639
                                       =======      ===========       ======     ========       ======      ========
Net income                                --               --           --           --           --            --

Interest on preferred stock               --               --           --           --           --            --

Issuance of common stock
   in satisfaction of accrued
   interest                               --               --           --           --           --            --

Amortization of stock compensation        --               --           --           --           --            --

                                       -------      -----------       ------     --------       ------      --------
Balance at September 30, 2000            2,400      $ 2,105,832          900     $834,370          350      $324,639
                                       =======      ===========       ======     ========       ======      ========

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(continued)
------------------------------------------------------------------------------------------
                                      Preferred Stock Series E    Preferred Stock Series F
                                      ------------------------    ------------------------
                                                  Net issuance                 Net issuance
                                        Shares        price         Shares        price
                                        ------       --------       ------       --------
Balance at December 31, 1999               500       $273,880          175       $175,000

Net income                                --             --           --             --

Conversion of preferred stock             --             --           --             --

Interest on preferred stock               --             --           --             --

Issuance of common stock
   in satisfaction of accrued
   interest                               --             --           --             --

Amortization of stock compensation        --             --           --             --

                                        ------       --------       ------       --------
Balance at March 31, 2000                  500       $273,880          175       $175,000
                                        ======       ========       ======       ========
Net income                                --             --           --             --

Interest on preferred stock               --             --           --             --

Issuance of common stock
   in satisfaction of accrued
   interest                               --             --           --             --

Amortization of stock compensation        --             --           --             --

                                        ------       --------       ------       --------
Balance at June 30, 2000                   500       $273,880          175       $175,000
                                        ======       ========       ======       ========
Net income                                --             --           --             --

Interest on preferred stock               --             --           --             --

Issuance of common stock
   in satisfaction of accrued
   interest                               --             --           --             --

Amortization of stock compensation        --             --           --             --

                                        ------       --------       ------       --------
Balance at September 30, 2000              500       $273,880          175       $175,000
                                        ======       ========       ======       ========

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(continued)
----------------------------------------------------------------------------
                                                   Common Stock
                                       --------------------------------------
                                                                  Capital in
                                                       Par          excess
                                        Shares        value       of par value
                                       ---------     --------     -----------
Balance at December 31, 1999           3,540,477     $283,237     $11,291,814

Net income                                  --           --              --

Conversion of preferred stock            656,934       52,555       1,526,819

Interest on preferred stock                 --           --              --

Issuance of common stock
   in satisfaction of accrued
   interest                              182,055       14,564          81,316

Amortization of stock compensation          --           --              --

                                       ---------     --------     -----------
Balance at March 31, 2000              4,379,466     $350,356     $12,899,949
                                       =========     ========     ===========
Net income                                  --           --              --

Interest on preferred stock                 --           --              --

Issuance of common stock
   in satisfaction of accrued
   interest                              295,923       23,674          45,701

Amortization of stock compensation          --           --              --

                                       ---------     --------     -----------
Balance at June 30, 2000               4,675,389     $374,030     $12,945,650
                                       =========     ========     ===========
Net income                                  --           --              --

Interest on preferred stock                 --           --              --

Issuance of common stock
   in satisfaction of accrued
   interest                              269,993       21,599          47,776

Amortization of stock compensation          --           --              --

                                       ---------     --------     -----------
Balance at September 30, 2000          4,945,382     $395,629     $12,993,425
                                       =========     ========     ===========

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(continued)
-------------------------------------------------------------------------------------------------
                                        Notes       Unamortized                         Total
                                      receivable       stock        Accumulated      stockholders'
                                       empolyees   compensation        deficit          equity
                                       ---------      --------      ------------      -----------
Balance at December 31, 1999           ($351,269)     ($29,173)     ($14,319,402)     $ 2,168,302

Net income                                  --            --             104,287      $   104,287

Conversion of preferred stock               --            --                --               --

Interest on preferred stock                 --            --             (95,880)     ($   95,880)

Issuance of common stock
   in satisfaction of accrued
   interest                                 --            --                --        $    95,880

Amortization of stock compensation          --           8,000              --        $     8,000

                                       ---------      --------      ------------      -----------
Balance at March 31, 2000              ($351,269)     ($21,173)     ($14,310,995)     $ 2,280,589
                                       =========      ========      ============      ===========
Net income                                  --            --              46,583      $    46,583

Interest on preferred stock                 --            --             (69,375)     ($   69,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                 --            --                --        $    69,375

Amortization of stock compensation          --           8,000              --        $     8,000

                                       ---------      --------      ------------      -----------
Balance at June 30, 2000               ($351,269)     ($13,173)     ($14,333,787)     $ 2,335,172
                                       =========      ========      ============      ===========
Net income                                  --            --            (123,430)     ($  123,430)

Interest on preferred stock                 --            --             (69,375)     ($   69,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                 --            --                --        $    69,375

Amortization of stock compensation          --           8,000              --        $     8,000

                                       ---------      --------      ------------      -----------
Balance at September 30, 2000          ($351,269)     ($ 5,173)     ($14,526,592)     $ 2,219,741
                                       =========      ========      ============      ===========

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements


NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS(UNAUDITED)
----------------------------------------------------------------------------------------------------------------


                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                           September 30, 2000    September 30, 1999
Cash flows from operating activities:
      Net income (loss)                                                        $    27,440           $   (47,044)
      Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
          Depreciation                                                              56,409                61,377
          Gain on sale of fixed asset                                                 --                  (1,124)
          Amortization of stock compensation                                        24,000                24,000
          Changes in assets and liabilities:
              Decrease in accounts receivable                                      587,934               154,856
              Decrease in inventories                                               61,727               100,167
              Increase in other current assets                                     (64,296)               (5,200)
              Decrease in accounts payable                                        (152,064)              (91,348)
              Decrease in accrued expenses
                   and deferred compensation                                       (12,457)              (42,413)
              (Decrease) increase in deferred revenues                             (57,061)               33,958
                                                                               -----------           -----------
      Net cash provided by operating activities                                    471,632               187,229
                                                                               -----------           -----------
Cash flows from investing activities:
      Purchases of fixed assets                                                    (30,430)              (16,381)
      Proceeds from sale of fixed asset                                               --                   1,900
                                                                               -----------           -----------
      Net cash used for investing activities                                       (30,430)              (14,481)
                                                                               -----------           -----------
Cash flows from financing activities:
      Principal payment on obligations under capital lease                         (21,861)              (32,951)
                                                                               -----------           -----------
      Net cash used for financing activities                                       (21,861)              (32,951)
                                                                               -----------           -----------
Net increase in cash and cash equivalents                                          419,341               139,797
Cash and cash equivalents at beginning of year                                     664,917               491,174
                                                                               -----------           -----------
Cash and cash equivalents  at end of period                                    $ 1,084,258           $   630,971
                                                                               ===========           ===========
Supplemental Cash Flow Information:
      Cash paid for interest                                                   $     6,112           $    16,464
      Non cash investing and financing activities:
          Accrued interest on preferred stock charged to
              accumulated deficit                                                  234,630               315,250
          Common stock issued in satisfaction of interest on
              preferred stock                                                      234,630               310,875
          Purchase of property and equipment  under capital lease                   79,407                  --
          Issuance of common stock upon conversion of preferred stock            1,579,374                  --

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

         The balance sheet as of December 31, 1999, is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      LOSS PER SHARE

         Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing net loss, after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net loss to determine the amount of net loss attributable to common stockholders.

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

3.    INVENTORIES

      Inventories consist of the following:    SEPTEMBER 30,       DECEMBER 31,
                                                   2000                1999
                                                ----------          ----------

      Raw material                              $  624,441          $  701,198
      Work-in-process                              391,226             163,930
      Finished goods                               244,759             457,025
                                                ----------          ----------

                               Total            $1,260,426          $1,322,153
                                                ==========          ==========

         Inventories are stated at the lower of cost (first-in, first-out) or market.

4.    NEW ACCOUNTING  PRONOUNCEMENT

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company has conducted a preliminary evaluation of the impact of SAB 101 on its results of operations and financial position. The company believes the adoption of SAB 101 will have no significant impact on its results of operations and financial position.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Total revenues in the third quarter of fiscal year 2000 were $1,027,080 compared to $1,288,178 in the prior comparable quarter, a decrease of 20%. The decrease in revenue was primarily attributable to software sales which provided Y2K compliance for the Company's customers in the third quarter of fiscal 1999.

         Cost of sales and services, as a percentage of net revenues, increased in the third quarter of fiscal 2000 to 52% from 43% in the third quarter of the prior fiscal year. The increased cost was primarily attributable to increased software sales in the third quarter of 1999 which carry a lower cost.

         Research and development expenses as a percentage of net revenue remained at 15% for the third quarter of fiscal 2000 and the third quarter of the prior fiscal year. Actual research and development spending decreased by 19% in absolute dollars to $159,180 in the third quarter of fiscal 2000, from $196,808 for the same period in 1999. As previously stated in the Company's 10-KSB for the year ended December 31, 1999, the decrease in expenditures reflects the Company's plan to concentrate on allocating a higher percentage of its product development effort to enhance and refine existing hardware and software products.

         Selling, general and administrative expenses as a percentage of net revenues for the third quarter of fiscal 2000 increased to 44% from 33% in the third quarter of the prior fiscal year. Actual selling, general and administrative spending increased by 7% in absolute dollars to $456,253 in the third quarter of fiscal 2000, from $426,717 for the same period in 1999. The higher level of costs resulted primarily from an increase in travel expenses, combined with an increase of product-specific marketing programs.

         The Company's operating loss was $123,317 for the third quarter of fiscal 2000, compared to an operating income of $111,717 in the third quarter of the prior fiscal year. The loss was primarily attributable to the decrease in sales.


         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         The Company's total revenues for the nine months ended September 30, 2000 were $3,460,148 which represents a 3% decrease from total revenue of $3,580,843 for the same period of the prior fiscal year. The decrease in revenue was attributable to decrease in sales of units of the Company's ICAL Model 100R, which experienced a decrease of 53%, offset by an increase in sales of units of the Company's Datacomputers, which showed an increase of 14%.

         The Company has been selling the ICAL to the inventory audit market for the past 20 years, and as stated in the Company's 10-KSB for the year ended December 31, 1999, the Company expects the sales of ICAL units to diminish due to the current trends of increasing processing power, which has prompted some ICAL's customers to migrate to more advanced products supplied by the Company.

          The ICAL is sold principally to repeat customers of the Company who wish to continue to use their installed base of ICAL devices. The Company intends to continue to support the ICAL product line to protect its customers' investment, however the Company devotes relatively few resources to generate additional sales of ICAL units above those demanded by past customers.

         Cost of sales and services, as a percentage of net revenues was 48% for the nine months ended September 30, 2000 and for the same period of the prior fiscal year.

         Research and development expenses as a percentage of net revenues for the nine months ended September 30, 2000 decreased to 14% from 19% for the same period in the prior fiscal year. Actual research and development spending decreased by 28% in absolute dollars to $491,620 in the nine months ended September 30, 2000 from $680,099 for the same period in the prior fiscal year. As previously stated in the Company's 10-KSB for the year ended December 31, 1999, the decrease in expenditures reflects the Company's plan to concentrate on allocating a higher percentage of its product development effort to enhance and refine existing hardware and software products.

         Selling, general and administrative expenses as a percentage of net revenue for the nine months ended September 30, 2000 increased to 37% from 34% for the same period in the prior fiscal year. Actual selling, general and administrative spending increased by 5% in absolute dollars to $1,273,881 in the nine months ended September 30, 2000 from $1,215,946 for the same period in the prior fiscal year. The higher level of costs resulted primarily from an increase in travel expenses, professional fees, combined with an increase of product-specific marketing programs.

         The Company's operating income was $23,053 for the nine months ended September 30, 2000, compared to an operating loss of $41,588 for the same period in the prior fiscal year. The increased income was primarily attributable to the decrease in research and development expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2000 and fiscal 1999, the Company's net cash provided by operating activities was $471,631 and $187,229, respectively. During the first nine months of fiscal 2000 and fiscal 1999, net cash used for investing activities was $30,429 and $14,481, respectively. In the first nine months of fiscal 2000 and fiscal 1999, net cash used by financing activities was $21,861 and 32,951, respectively.

         In the first nine months of fiscal 2000, the Company incurred interest of $234,630 on its Series B, C, D and F Convertible Preferred Stock as compared to $312,250 with respect to the Series B, C and D Convertible Preferred Stock in the first nine months of fiscal 1999. In the first nine months of fiscal 2000, the Company also issued Common Stock valued at $234,630 in satisfaction of interest due on Series B, C, D and F Convertible Preferred Stock, as compared to $312,250 with respect to the Series B, C and D in the first nine months of fiscal 1999.

         At September 30, 2000, the Company had cash of $1,084,258 and a current ratio of 3.4:1. The cash balance at December 31, 1999 was $664,917. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 2000. However, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

NEW ACCOUNTING  PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company has conducted a preliminary evaluation of the impact of SAB 101 on its results of operations and financial position. The company believes the adoption of SAB 101 will have no significant impact on its results of operations and financial position.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As reported in the Company's 10-QSB for the fiscal quarter ended March 31, 2000, the Company filed a complaint in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). The Defendants have filed counterclaims. The action is currently in discovery.

ITEM 2. CHANGES IN SECURITIES

         On August 21, 2000, the Company issued an aggregate of 269,990 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") in satisfaction of an aggregate interest payment due to RBB Bank of $69,375, which interest was due pursuant to the terms of the Company's Series B, C, D and F Convertible Preferred Stock that are currently issued, outstanding and held by RBB Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        (11)  Statement Re: Computation of Per Share Earnings (Loss).

        (27)     Financial Data Schedule.

(b)      Reports on Form 8-K

         No reports on form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL DATACOMPUTER, INC.


November 13, 2000                  /s/ Malcolm M. Bibby
                                   ------------------------------------------
                                   Malcolm M. Bibby
                                   President


November 13, 2000                  /s/ Gerald S. Eilberg
                                   ------------------------------------------
                                   Gerald S. Eilberg
                                   Vice President, Finance and Administration
                                   Chief Financial Officer