Form 10KSB
period 2000-12-31
NATIONAL DATACOMPUTER INC
filed 2001-04-02
CIK 812880

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

  (Mark One)

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 2000

                                        Or

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from__________to__________

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

                                                              Yes [X]    No___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had revenues of approximately $4,569,000 in the calendar year ended December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2001 was approximately $1,164,117. As of March 26, 2001, 5,382,542 shares of Common Stock, $.08 par value per share, of the registrant were outstanding.

         Transitional Small Business Disclosure Format:  Yes___  No [X]
================================================================================

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

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         The mission of National Datacomputer, Inc. (the "Company"), a Delaware corporation organized in 1987, is to provide solutions to workplace problems through the use of mobile information systems. The Company designs, manufactures, sells, and services computerized systems used to automate the collection, processing, and communication of information related to product sales, distribution, and inventory control. The Company's products and services include data communication networks, application-specific software, hand-held computers and related peripherals, and associated training and support services. The Company's products facilitate rapid and accurate data collection, data processing and two-way communication of information with a customer's host information system.

         The Company invests in technologies that support its systems solution approach, such as application software and network communication systems. The Company believes that its future success depends on superior marketing, service, and solutions. The Company's goal is to be the leading supplier in selected market sectors. The key elements of the Company's strategy include: (i) performing effective market research to assess and identify market sectors that represent viable business opportunities; (ii) providing system communications to a customer's host information system in addition to data collection software and hardware; (iii) updating hardware and software solutions to remain current with customers' needs as well as existing technology; and (iv) maintaining superior software to run on the Company's hardware and network communications in selected market segments.

INDUSTRY BACKGROUND

         In the 1970s, the application of microprocessor-powered equipment began to find applications where portable, battery-powered units were once required. These units found their largest applications in the retail industry for entering re-order information into the distribution systems to supply retail stores. A number of other data collection applications also began to appear in the inventory service industry.

         The state of the art in microprocessors at the time was units with small memories and programs written in proprietary or machine languages contained in firmware. The applications were, by necessity, simple compared to other computer applications in business and industry. As the need for more flexible and sophisticated programs grew, the use of units requiring firmware became less and less desirable. This situation existed until the mid-1980s when personal computers blossomed and the computer industry shifted to low-powered complimentary metal oxide semiconductors ("CMOS") electronics (generally categorized as semiconductors requiring less power drain). At that point, it became possible to create software systems with the level of flexibility and sophistication available in other parts of the software industry and the hand-held personal computer was introduced.

         Management believes that the future of hand-held computers is governed by the software or solutions industry, and the opportunity to design computers for "people who don't work at a desk" has opened up large new markets. The application of this software technology to industries involving product distribution on routes is a good example of this opportunity as the distribution process can be highly automated, capturing every transaction as well as supplying additional information for management controls not previously possible.

PRODUCTS

         The Company designs, manufactures, markets and services rugged, programmable hand-held computers, data collection devices, and associated peripherals. The Company is also a leading developer of tailored software solutions, such as its Route Service System, for people who need the power of a PC in the field, rather than at a desk. The Company also provides software solutions specific to the Inventory Service market. The Company believes that its customers require products that allow flexible, tailored software solutions in a cost-effective and timely manner.

HARDWARE.

         The Company's hand-held Datacomputer(TM) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full alphabetic and numeric character sets. The Datacomputer is designed to be highly reliable, tolerant to human error, and easy to use. It is shock resistant, water tight, and operates over a wide temperature range. In addition, the Datacomputer's full-sized, numeric key pad is designed for fast and accurate data entry, even while a user is wearing gloves.

         Application programs for the Datacomputer can be written on conventional desk-top computers with commonly used programming languages and then executed on the Datacomputer. Application programs and data are stored in the Datacomputer's random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. The Datacomputer can receive data through bar-code readers, cables from other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. The Company's Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

Datacomputer Model DC5(TM)

         In the fourth quarter of fiscal year 2000, the Company introduced the Datacomputer Model DC5(TM) (the "DC5") as a new generation of hand-held Datacomputers designed for the Inventory Service industry.

         The DC5 is a rugged, Microsoft(TM) Windows(R) CE based mobile Datacomputer with radio frequency (RF) connectivity to provide fast, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory management.

         The DC5 is an ideal inventory management solution for inventory system companies where having employees on the clock uploading collected data is an expensive time-consuming task. An inventory service company is an organization that contracts with businesses that maintain large inventories, such as department or retail stores.

         The DC5 speeds the inventory process by freeing employees from manually uploading information. Therefore, employees count continuously, increasing business productivity and cost effectiveness. It also allows inventory service companies to streamline their business process with access to real-time data, real-time SKU inventory with real-time terminal emulation.

         The Company believes there is a fundamental shift underway in the way inventory service companies do business. The DC5 is designed to capitalize on this change.

DATACOMPUTER MODEL DC4(TM)

         The Datacomputer Model DC4(TM) (the "DC4") was introduced in late 1997 and is designed for use by the route service market. The DC4 is an advanced version of the DC3X described below in that it employs a faster processor and a faster internal modem. The DC4 also incorporates several significant features not available in the DC3X, such as a touch-screen, a signature capture capability, two slots for PC-cards, and a high speed modem. The enhanced processing power and ruggedness of the DC4 is drawing interest from markets other than the Company's traditional markets. The DC4 can be equipped with Microsoft(TM) Windows(R) CE operating system. The DC4 is intended to complement rather than replace the DC3X, which will continue to be sold to its present markets. The Company estimates that approximately 8% of its 2000 total revenue was attributed to sales of the DC4.

         The Company offers the DC4 in two different sales packages. The Pre-Sales System (the "PSS") includes a Datacomputer, software, and various peripherals for sale to customers who sell their products on routes and book the sales orders through a dedicated sales force. The Driver-Sales System (the "DSS") is used by customers who sell their products through delivery drivers and includes a Datacomputer, one of several portable or truck-mounted printers, peripherals, and software. The Company believes that the application software included in the PSS and DSS packages offers a high degree of customization for a variety of customer applications.

         Distributors who sell products prior to actual delivery, typically purchase the PSS. Due to the fact that the salesman is not required to create and print out a delivery slip for any customer, there is no need for a printer. The PSS allows the salesman to access all of the distributor's information on the customer's account as well as to input the customer's next delivery order. Distributors who do not sell products prior to actual delivery, on the other hand, typically purchase the DSS. The DSS allows a salesperson arriving at a stop to perform an inventory check, determine how much inventory should be delivered, and print out the delivery slip for the customer.

DATACOMPUTER MODEL 3X(TM)

         The Datacomputer Model 3X(TM) (the "DC3X") was designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC3X contains an industry standard bar-code port that allows quick and convenient scanning of bar-codes for accurate inventory management. The DC3X also supports fixed beam pencil wands, charge coupled device (CCD), and laser light beam readers for a multitude of scanning applications. The Company estimates that approximately 13% of its 2000 total revenue was attributed to the sale of the DC3X.

DATACOMPUTER MODEL 2X(TM)

         The Datacomputer Model 2X(TM) (the "DC2X") is an advanced version of the DC2.5 described below. The DC2X provides all the features of the DC2.5, but is also faster, has more memory, and provides for a PC card slot option.

         The Company estimates that approximately 20% of its 2000 total revenue was attributed to the sale of the DC2X.

DATACOMPUTER MODEL 2.5(TM)

         The Datacomputer Model 2.5(TM) (the "DC2.5") is a hand-held computer designed primarily for use by inventory auditors who enter voluminous numeric data, mostly by touch keying. The Company offers utility software that includes a modem, printer, bar code wand, and scanner interfaces, screen, and keyboard routines, calculator functions, and database functions. Because of the wide range of optional features, the user is able to control the creation, updating and cost of the DC2.5's software.

         The Company estimates that approximately 11% of its 2000 total revenue was attributed to the sale of the DC2.5.

ICAL MODEL 100R(TM)

         The ICAL Model 100R(TM) (the "ICAL 100R") is designed and used for taking inventory for financial and control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. The ICAL 100R is a hand-held computer sold by the Company to the inventory audit market for the last 13 years. The Company estimates that approximately 5% of its 2000 total revenue was attributed to the sale of the ICAL 100R.

         The primary customers for the ICAL 100R are inventory service companies that take inventory for retailers and other institutions on a contract basis, and retailers that are primarily convenience store chains or others selling large quantities of relatively low priced items.

         Revenues generated by the ICAL 100R are almost exclusively from customers that wish to continue to use their installed base of ICAL devices. The Company intends to continue supporting the ICAL product line to protect its customers' investments.

TAILORED SOFTWARE SOLUTIONS

ROUTERIDER(R)

         The RouteRider(R) ("RouteRider") is a powerful but easy-to-use route service system that can be custom tailored to the way customers run their businesses. The RouteRider allows sales people to communicate orders electronically, as often as they want throughout the day, by modem or cellular phone.

         Sales people returning to an office or warehouse at the end of the day can exchange information by connecting their RouteRider Datacomputer to communications server either directly or through NDINet(TM), which unattended, can receive information from multiple RouteRider Datacomputers at multiple locations. Sales people who do not return to an office or warehouse at the end of the day can call their home base every evening to communicate the day's activities and load the RouteRider Datacomputer with up-to-the-minute information on products, pricing, and the next day's customers.

         Once the results of daily activities are uploaded from the RouteRider Datacomputer to the communications server, the server uploads this new data to the customer's host system's route accounting, sales, distribution, accounts receivable ("A/R"), and inventory programs, thereby saving data-entry costs and eliminating transcription and keying errors. The server also downloads to the sales person's RouteRider Datacomputer all the updated information needed for the next day's work--route schedule, customer files, history updates, customer specific pricing changes, promotions, updated A/R statuses, open invoices, and more. During the day, at each route stop, the driver takes the customer's inventory, calculates what new stock needs to be added and prints out a delivery slip for each customer. At the end of the day, a complete report of the driver's deliveries can be printed. According to a number of the Company's customers, the use of the RouteRider has significantly improved driver efficiency.

NDI-SURVEYPRO(TM)

         NDI-SurveyPro(TM) ("NDI-SurveyPro") is a suite of software products that offers a seamless interface between the Anheuser-Bush(R) system and its Wholesalers' system by integrating with the Wholesaler Equity Agreement Reporting System ("WEARS").

         Designed to offer Anheuser-Bush(R) wholesalers a solution to collect and process competitive data in the beer market, the NDI-SurveyPro brings unique flexibility through the effective use of individually tailored software applications that allow companies to create customized questionnaires for use in pre-sell and driver sell operations.

         NDI-SurveyPro features two main components: SurveyManager(TM) ("SurveyManager") and SurveyRider(TM) ("SurveyRider").

         SurveyManager is a Microsoft(R) Windows-based PC application that allows the administrator to create customized questionnaires for use in the field by the hand-held user. This easy-to-use, feature rich application provides flexibility in allowing the administrator many options in the creation of custom surveys, and the scheduling and grouping of both custom and standard surveys. Additionally, SurveyManager allows collected data to be transferred to Microsoft Access(TM) software.

         SurveyRider runs on the Company's Datacomputers either as an integrated application within RouteRider or as a stand-alone application. SurveyRider displays standard surveys and custom questionnaires prepared by a customer's marketing administrator for collection of key merchandising and competitive data. SurveyRider prompts the user to enter data via simple menus, and supports hierarchical look-up for accurate product identification.

SMARTROUTE 2000(R)

         SmartRoute 2000(R) ("SmartRoute") is a Windows based communication server software. SmartRoute provides an important link between the Company's Datacomputers and the customer's host computer. It manages communications to and from the Datacomputer. It maintains logs, back-ups for the Datacomputer, system reports, and data archiving. It also archives and retrieves electronic signatures and DEX\UCS communications.

MARKETS

         The Company currently focuses on two markets for sales of its
Datacomputers:

         THE ROUTE ACCOUNTING SYSTEM MARKET. Route accounting involves concurrent order taking, product delivery, and inventory tracking. Salespeople enter customer orders in the Company's Datacomputers and use portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in the Datacomputer is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the Datacomputer.

         THE INVENTORY SERVICES MARKET. This market has requirements for products with smaller displays and larger keyboards, both of which run counter to the modern trends of hand-held computers providing larger displays and smaller keyboards. These markets demand intensive numerical input and large memory storage. The Company offers hardware products that meet these needs, together with Financial Audit software that aids in the collection of inventory data.

MARKETING AND DISTRIBUTION

         The Company has separate marketing efforts for its Datacomputer products and its ICAL 100R product. Management believes that the Datacomputer products have a wide variety of applications that the Company has not exploited fully.

         Recognizing the need to focus the Company's marketing resources, the Company has focused its business strategy for Datacomputers on a limited number of markets. The Company is currently focused in market sectors where businesses distribute their products on routes. The Company believes that the route sales and service market is attractive because: (i) customer acceptance of hand-held computers has been established in those sectors; (ii) customers have realized a substantial return on their investment in hand-held computers; and (iii) the Company enjoys a competitive advantage in this market due to its software and related services. To date, the Company believes it has gained the leading position in the office coffee service market, and has penetrated the beer distribution, bakery, snacks, and dairy markets.

         The ICAL 100R is sold principally to repeat Inventory Service customers who already have a sizable investment in their use of and applications for ICAL products. The Company devotes relatively few resources to generate additional sales of ICAL units above those demanded by its customers.

         The Company primarily sells and distributes its systems and products through a direct sales force.

DIRECT SALES FORCE

         The Company believes that the best method of marketing and selling its products is through direct sales. Direct selling is the Company's primary strategy in the route sales and service market. The Company believes that the key elements to successful direct selling include: (i) maintaining a well-qualified direct sales staff that is experienced in marketing and selling solutions to medium and large accounts; (ii) performing well-executed software solutions; (iii) offering excellent service; and (iv) maintaining good customer references.

SERVICE AND SUPPORT

         The Company believes that superior service is a vital part of its competitive strategy and emphasizes the quality of both hardware and software service. The Company's customer service department manages all installations, preparations, and follow-up support .

         The Company typically offers industry standard ninety day warranties and offers several flexible service arrangements and maintenance contracts to meet customer needs. In addition to technical support of installed systems, the Company provides pre-installation site surveys, installation services, customization and enhancements, user training, technical training, application software support, and host information system interface assistance.

         The Company estimates that approximately 32% of its 2000 total revenue was attributed to service and support sales.

SOURCES OF SUPPLY

         The Company maintains raw material inventories and close working relationships with its suppliers to ensure timely and reliable delivery of its raw materials. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business, and financial performance.

COMPETITION

         The market for the Company's route service products is highly competitive and rapidly changing. The Company's competitors include Intermec/Norand, Symbol Technologies/Telxon and related third-parties, all of which have greater financial, marketing and technical resources than the Company. In addition, larger corporations could enter the route sales and service segment of the hand-held computer market. The Company competes in the hand-held computer market on the basis of product features, software, quality, and service.

EMPLOYEES

         As of December 31, 2000, the Company had 34 full-time employees. Of these employees, 7 were engaged in sales and marketing, 8 in service and customer support, 4 in hardware and software development, 8 in manufacturing and 7 in administration and finance. The Company's employees are not represented by a labor union. Management believes that the Company's relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company maintains its principal offices and manufacturing operations in a leased 19,000 square foot facility in Billerica, Massachusetts. The Company's lease expires on September 30, 2005. The annual base rent for the Company's leased facilities is approximately $171,000. The lease, among other things, provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease. The Company believes that its facilities are adequate for its current needs and that additional space, if required, may be available at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

         As reported in the Company's Form 10-QSB for the fiscal quarter ended March 31, 2000, the Company filed a complaint in March 2000 in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). The Defendants have filed counterclaims. The Company has also amended its Complaint to add a claim against a former employee of the Company who now works for the Defendants. Discovery on all claims is currently proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During the year ended December 31, 2000, the Company's common stock was traded on the Over The Counter ("OTC") Bulletin Board. On March 26, 2001, the last bid price for the common stock as reported by OTC was $0.22 per share.

         For the periods indicated below, the table sets forth the range of high and low bid prices for the common stock as reported by OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    HIGH           LOW
                                                    ----           ---
                                 1999

    First Fiscal Quarter                          $ 0.91         $ 0.44
    Second Fiscal Quarter                           0.50           0.28
    Third Fiscal Quarter                            0.31           0.18
    Fourth Fiscal Quarter                           0.31           0.19

                                 2000

    First Fiscal Quarter                          $ 1.34         $ 0.16
    Second Fiscal Quarter                           0.75           0.25
    Third Fiscal Quarter                            0.50           0.20
    Fourth Fiscal Quarter                           0.28           0.06

         As of March 26, 2001, there were approximately 2,322 stockholders of record of the Company's common stock.

DIVIDENDS

         Since inception, the Company has not paid any dividends on its common stock and management does not anticipate the payment of any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, and other pertinent factors. The Company's outstanding preferred stock requires that holders of preferred stock be entitled to receive dividends prior to the payment of dividends on the Company's common stock.

CHANGES IN SECURITIES

         On November 22, 2000, the Company issued an aggregate of 437,158 shares of its common stock, par value $.08 per share, to RBB Bank AG ("RBB Bank") in satisfaction of an aggregate interest payment due to RBB Bank of $69,375, which interest was due under the terms of the Company's Series B, C, D and F Convertible Preferred Stock that are currently issued, outstanding, and held by RBB Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

         Revenues decreased 6% to $4,569,306 in fiscal 2000 from $4,838,367 in fiscal 1999. The decrease in revenues was attributed to a decrease of 47% in sales of units of the Company's ICAL 100R. The decrease was offset by an increase of 34% in sales of units of the Company's Datacomputers.

         The Company has been selling the ICAL 100R to the inventory audit market for the past 13 years, and as stated in previous 10-KSBs, the Company expects the sales of ICAL units to diminish due to the current trends of increasing processing power, which has prompted some ICAL 100R customers to migrate to more advanced products supplied by the Company.

         The ICAL 100R is sold primarily to repeat customers of the Company who wish to continue to use their installed base of ICAL devices. The Company intends to support the ICAL product line to protect its customers' investment, however, the Company devotes relatively few resources to generate additional sales of ICAL 100R units above those demanded by past customers.

         Cost of sales and services as a percentage of net revenues for fiscal 2000 increased to 50% or $2,267,004 from 47% or $2,260,947 for 1999. This increase is primarily due to a higher percentage of the Company's fiscal 1999 sales made up of higher margin products as compared to the current period.

         Research and development expenses decreased to $720,619 in 2000 from $859,365 in 1999, a decrease of 16%. Spending reductions in certain development projects that were near completion, was offset by increased spending in the development of the DC5. This new generation of hand-held Datacomputers is designed for the inventory service market.

         Selling, general and administrative expenses increased to $1,774,253 in 2000 from $1,610,328 in 1999, an increase of 10%. This was largely attributable to higher personell costs associated with an increased sales headcount. The sales force expansion is intended to increase market penetration. The Company also experienced increased spending in product-specific marketing programs, and professional fees.

         The Company's operating loss was $192,570 for fiscal 2000 compared to an operating income of $107,727 for 1999. The loss was primarily attributed to the decrease in sales, combined with an increase selling, general and administrative expenses.

         Interest income was $14,414 in fiscal 2000 as compared to $1,219 in 1999. The Company has taken advantage of its increased cash balance by investing in 30 days commercial paper.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Company had net cash provided by operating activities of $682,137, as compared to net cash used for operating activities of $241,048 in 1999. During 2000 and 1999, net cash used for investing activities was $103,783 and

$25,487, respectively. During 2000 and 1999, the Company made payments of $29,828 and $41,818, respectively, on capital lease obligation.

         At December 31, 2000, the Company had cash of $1,213,443 and a current ratio of 2.9:1. The cash balance at December 31, 1999 was $664,917. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 2001. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- - Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. FAS 133 will not have any impact on the Company's financial position and results of operation.

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

                                        Year
                                     First Became
Name                        Age        Director              Position
- ----                        ---        --------              --------

Dr. Malcolm M. Bibby         60         1996            Chairman of the Board,
                                                          President, and CEO

William R. Smart             80         1989            Director

John P. Ward                 73         1967            Director


BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

         The background of each of the Company's current Directors is as follows:

         DR. MALCOLM M. BIBBY has served as a Director of the Corporation since January 1996 and was elected Chairman of the Board in July 1996. Dr. Bibby has also served as President and Chief Executive Officer of the Company since April 1996. He was President of LXE Inc. ("LXE"), a diversified wireless data communications products company, from 1983 to December 1994. During this period LXE's annual revenues grew from approximately $600,000 to approximately $63,000,000. Prior to LXE, Dr. Bibby was an Executive Assistant to the President at Ciba Vision Care, a Vice President of Product Development at Wesley-Jessen, Inc. and a Project Manager/Group Leader for hardware and software development at Monsanto Co. Dr. Bibby holds a Bachelor of Science degree and a Ph.D. both in Electrical Engineering from the University of Liverpool and a Master of Business Administration degree from the University of Chicago.

         WILLIAM R. SMART has served as a Director of the Company since December 1989. He spent 32 years with the General Electric Company where his responsibilities included distribution and marketing management and general management as a Division Vice President. He spent nine years with Honeywell, Inc. where he served as Vice President in charge of European operations and Senior Vice President of Honeywell Information Systems, responsible for international operations as well as for the corporate staff. Mr. Smart holds a Bachelor of Science degree in Electrical Engineering from Princeton University. Mr. Ward is a director of American Petroleum Company and Hollingsworth & Vose Company.

         JOHN P. WARD has served as a Director of the Company since its founding in 1967. Since February 1996, Mr. Ward has served as Founder, Director, and Chief Technical Officer of MIDAS Vision Systems, Inc., a privately held company specializing in machine vision systems for automatic optical inspections. From 1990 to 1996 Mr. Ward was the Chief Executive Officer and Director of Vanzetti Systems, Inc., a company specializing in infrared systems. Mr. Ward was Vice President of Engineering, co-founder and Clerk of the Company from its founding until December 1986. From 1954 to 1968 Mr. Ward was a Design Section Manager at the Raytheon Company. From 1952 to 1954, Mr. Ward was an Electronics Design Engineer for Westinghouse Electric Corp. on the first nuclear powered submarine, the Nautilus. Mr. Ward holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology and a Master of Science degree in Electrical Engineering from Northeastern University.

AUDIT COMMITTEE

         The Board of Director's Audit Committee, comprised of Company directors Smart and Ward, both independent, as defined by Section 303.01(B)(2)(a) and (3) of the New York Stock Exchange listing standards, has furnished the Audit Committee Report disclosed below. The Audit Committee is not governed by an audit committee charter. The Audit Committee has met with PricewaterhouseCoopers LLP (the "Independent Accountants"), to discuss the results of their examinations, the adequacy of the Company's internal accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met once in 2000.

                                                                 Audit Committee
                                                                William R. Smart
                                                                    John P. Ward

         AUDIT COMMITTEE REPORT

         This Audit Committee report reviews actions taken with respect to the Company's year 2000 financials statements.

         The Company's management is responsible for the financial statements and the reporting process, including the system of internal controls. The Independent Accountants are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities, the Audit Committee reviewed and discussed the audited financial statements contained in the Form 10-KSB, filed for the fiscal year ended December 31, 2000, with the Company's management and the Independent Accountants. The Committee relied, without independent verification, on the information provided to them and on the representations made by management and the Independent Accountants.

         The Audit Committee discussed with the Independent Accountants the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended. In addition, the Audit Committee has discussed with the Independent Accountants, the Independent Accountants' independence from the Company and its management including the matters in the written disclosure from the Independent Accountants that is required by Independence Standard Board Standard No. 1, Independence Discussion with Audit Committees.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended, and the Board of Directors approved, including the audited financial statements in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

EXECUTIVE OFFICERS

         The executive officers of the Company, their ages and positions held in the Company are as follows:

Name                        Age                      Position
- ----                        ---                      --------

Dr. Malcolm M. Bibby        60         President, Chairman of the Board and CEO

Gerald S. Eilberg           67         Vice President of Finance and
                                         Administration, Chief Financial Officer

T. Patrick Kearney          52         Vice  President of Sales

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

         T. PATRICK KEARNEY joined the Company in April 1999 as Vice President of Sales. He has extensive experience as a sales manager in the computer, software solutions and hand-held computer markets, servicing value added resellers, distributors and end-users. From 1996 to 1999, Mr. Kearney was Director of Worldwide Sales at Optical Access International, a developer and manufacturer of network storage systems. From 1993 to 1996, Mr. Kearney was President of Ancilla Associates, a consulting firm serving the computer market, specializing in sales, marketing and channel development. Previous work experience includes being Vice President and General Manager of U.S. Sales and Operations for Eden Group Limited, Eastern Regional Manager of Poquet Computer Corporation, National Sales Manager and National Marketing Manager of BASF Corporation. Mr. Kearney holds a Bachelor of Science degree in Marketing from Providence College.

         None of the Company's executive officers or Directors are related to any other executive officer or Director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of copies of such forms furnished to the Company and written representations from executive officers and directors, the Company believes that all Section 16(a) filings applicable to its executive officers, directors, and ten percent (10%) beneficial owners were complied with during the fiscal year ended December 31, 2000.

         The following persons each failed to timely file one Form 5 covering one transaction for the fiscal year ended December 31, 1999: Malcolm Bibby, Gerald Eilberg, Patrick Kearney, William Smart, and John Ward. A Form 5 with the required information was subsequently filed by each of these persons on October 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth the compensation paid during the fiscal years ended December 31, 2000, December 31, 1999, and December 31,1998 ("Fiscal 2000, 1999 and 1998", respectively) to Dr. Malcolm M. Bibby, the Company's President and Chief Executive Officer, along with the other current executive officers of the Company, who earned total compensation in excess of $100,000 during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE


                                                                    LONG TERM
                        ANNUAL COMPENSATION                        COMPENSATION
- ----------------------------------------------------------------  --------------
            (a)                      (b)        (c)        (d)          (g)
                                                                    Securities
                                                                    Underlying
                                              SALARY      BONUS     Options/SAR
NAME AND PRINCIPAL POSITION         YEAR        ($)        ($)          (#)

Dr. Malcolm Bibby (1)(2)            2000     $152,304      $0            0
   President, CEO and Chairman      1999      151,800       0         120,000
      of the Board                  1998      150,461       0         294,000

Gerald S. Eilberg (3)               2000     $118,780      $0            0
  Vice President of Finance and     1999      118,780       0         200,000
    Administration and CFO          1998      110,413       0            0

T. Patrick Kearney                  2000     $122,118      $0            0
  Vice President of Sales (4)       1999       72,481       0          60,000


(1) On December 21, 1999, non-qualified stock options to purchase 120,000 shares of common stock at an exercise price of $0.75 were granted to Dr. Bibby. The options have the following vesting periods: (i) 30,000 options will vest in 2001, and (ii) 90,000 options vest 25% in each of 2002, 2003, and 2004.

(2) On January 1, 1998, non-qualified stock options to purchase 294,000 shares of common stock at an exercise price of $0.73 were granted to Dr. Bibby. The 294,000 shares vested fully on December 31, 2000.

(3) On May 19, 1999, non-qualified stock options to purchase 200,000 shares of common stock at an exercise price of $0.75 were granted to Mr. Eilberg. The 200,000 shares vested fully on December 31, 1999.

(4) Mr. Kearney joined the Company on April 1, 1999. On May 26, 1999, non-qualified stock options to purchase 60,000 shares of common stock at an exercise price of $0.75 were granted to Mr. Kearney. The options have the following vesting periods: (i) 15,000 options will vest on May 26, 2001, and (ii) 45,000 options vest 25% in each of 2002, 2003, and 2004.

         The Company did not grant any stock options or stock appreciation rights to its executive officers or directors in the fiscal year ended December 31, 2000.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                            AND FY-END OPTION VALUES
- --------------------------------------------------------------------------------
                                                      NUMBER OF
                                                     SECURITIES
                                                     UNDERLYING        VALUE OF
                                                    UNEXERCISED      UNEXERCISED
                                                     OPTIONS/       IN-THE-MONEY
                                                       SARS            OPTIONS
                            SHARES                  AT FY-END         AT FY-END
                           ACQUIRED      VALUE     EXERCISABLE/     EXERCISABLE/
                          ON EXERCISE  REALIZED   UNEXERCISABLE    UNEXERCISABLE
         NAME                (#)          ($)          (#)             ($)(1)
         (a)                 (b)          (c)          (d)               (e)

Malcolm M. Bibby              0           $0      340,000/192,750        $0
   President, CEO

Gerald S. Eilberg             0           $0       203,765/14,309        $0
   Vice President Finance &
   Admin. and CFO

Patrick T. Kearney            0           $0         0/60,000            $0
    Vice President of Sales

William Smart                 0           $0        3,750/16,500         $0

John Ward                     0           $0        3,750/19,137         $0
- ---------------------
(1) In-the-Money options are those options for which the fair market value of the underlying shares of Common Stock is greater than the exercise price of the option. As of December 31, 2000, Dr. Bibby had exercisable options to purchase 46,000 and 294,000 shares of Common Stock at share exercise prices of $1.47 and $0.73 respectively. Mr. Eilberg had exercisable options to purchase 3,765 and 200,000 shares of Common Stock at share exercise prices of $1.47 and $0.75 respectively. Mr. Smart and Mr. Ward each had exercisable options to purchase 3,750 shares of Common Stock at share exercise price of $1.47. See "Security Ownership of Certain Beneficial Owners and Management". The fair market value of the Company's Common Stock underlying the options as of December 31, 2000 was $0.06 (OTC closing bid price on December 31,
         2000).

COMPENSATION OF DIRECTORS

      The Company's non-employee directors receive:

           o an annual retainer of $6,000 for serving on the Board of Directors; and

           o $1,000 plus reasonable travel and out-of-pocket expenses for attendance at meetings of the Board of Directors.

EMPLOYMENT AGREEMENT

         On January 1, 1998, the Company entered into an employment agreement with Dr. Bibby for a period of three years through December 31, 2000. During this period Dr. Bibby served as President and Chief Executive Officer of the Company for a base salary of $150,000 per annum through December 31, 1998. In subsequent years, any increases in base salary were established by the Board of Directors. Dr. Bibby was entitled to receive stock option grants and bonus arrangements as determined by the Board of Directors from time to time. The Company could terminate this agreement, if, at any time during the duration of the agreement, the Company has incurred losses (exclusive of extraordinary items of income and loss) of $1,000,000 or more in any four consecutive quarters. At such time, the Company would have been obligated to pay Dr. Bibby 50% of his then current annual Base Salary, plus benefits for six months. If the agreement was not renewed by the Company, including upon change of control, then Dr. Bibby was entitled to receive severance benefits which would have been determined based upon an amount equal to (X) (i) 1/12th of 100% of Dr. Bibby's then current annual Base Salary, plus (ii) 1/12th of 100% of Dr. Bibby's bonus arrangement earned for the Company's most recent fiscal year, multiplied by (Y) the greater of the remaining calendar months under the agreement or eighteen months.

         On January 26, 2001, Dr. Bibby's employment agreement was extended for a period of three months through March 31, 2001 ("Termination Date."). During this period Dr. Bibby will serve as President and Chief Executive Officer of the Company for a Base Salary of $25,000 per month. Dr. Bibby's employment may be terminated prior to March 31, 2001 only by mutual agreement expressed in a written document executed by both the Company and Dr. Bibby ("The Parties"). The Parties may also extend the Termination Date of Dr. Bibby's employment by mutual agreement. Such extension may only extend the Termination Date by one month and any agreement of the Parties to extend the Termination Date must be expressed in a written document executed by the Parties no fewer than seven days prior to the Termination Date.

         On February 26, 2001, Dr. Bibby announced his plan to retire as President, Chief Executive Officer, and director of the Company. The retirement will be effective on March 31, 2001. Thereafter, he will be available to the Board of Directors and the new President as a special advisor.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 26, 2001, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's voting securities, (ii) each of the Company's directors and officers, and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. For purposes of this table, the common stock and the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock, (collectively, the "Preferred Stock") are treated as one class. As of March 26, 2001, the Company had 5,382,542 shares of common stock outstanding and approximately 2,322 stockholders of record. In addition, the Company had 4,325 shares of Preferred Stock outstanding. Each share of Preferred Stock, which has a face value of $1,000, is convertible into common stock at a conversion price of $2.74 per share for the Series B, C and D, $0.75 per share for Series E and $1.00 for Series F. Based upon the conversion prices, the Preferred Stock would be convertible into a total of 2,173,783 shares of common stock. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such Preferred Stock is convertible. The Company has no other voting securities.


Name and Address of                   Number of Shares
 Beneficial Owner(1)                 Beneficially Owned   Percentage of Class(2)
 -------------------                 ------------------   ----------------------
Dr. Malcolm M. Bibby(3)..........         367,550                    5.1%
William R. Smart(4)..............           8,750                     *
John P. Ward(5)..................          35,118                     *
Gerald S. Eilberg(6).............         211,782                    3.0%
T. Patrick Kearney(7)............          15,000                     *
All Directors and Executive
 Officers as a Group(5 persons)
 (3)(4)(5)(6)(7)(8)..............         638,200                    8.5%
- ----------------------
* Less than 1%.

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

(3) Includes an aggregate of 340,000 shares of Common Stock underlying currently excercisable options to purchase Common Stock. It also includes 27,550 shares held jointly by Dr. Bibby and his wife.

(4) Includes 8,750 shares of Common Stock underlying currently excercisable options to purchase Common Stock.

(5) Includes 8,750 shares of Common Stock underlying currently exercisable options to purchase Common Stock. It also includes 16,231 shares held by Mr. Ward and 10,137 shares held by Mr. Ward's wife for which Mr. Ward disclaims beneficial ownership.

(6) Includes 203,765 shares of Common Stock underlying currently exercisable options to purchase Common Stock. It also includes 8,017 shares held by Mr. Eilberg.

(7) Includes 15,000 shares of Common Stock underlying currently excercisable options to purchase Common Stock.

(8) Includes an aggregate of 571,265 shares of Common Stock underlying currently excercisable options to purchase Common Stock held by five executive officers, and 66,935 shares held by four of the executive officers.

         All of the 4,325 shares of Preferred Stock issued and outstanding and 4,074,806 shares of Common Stock are registered in the name of RBB Bank. RBB Bank is not included in the table above because the Company has been informed that RBB Bank holds the Company's securities solely in the capacity of custodian for the benefit of numerous other investors. The Company has been informed that none of such investors, either individually or in the aggregate with affiliated entities, beneficially owns more than five percent (5%) of the Company's issued and outstanding capital stock. On a fully-diluted basis, RBB Bank would own approximately 91% of the Company's common stock outstanding as of March 26, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                               PAGE

Report of Independent Accountants                               22

Balance Sheets as of December 31, 2000 and
  December 31, 1999                                             23

Statements of Operations for the years ended
  December 31, 2000 and December 31, 1999                       24

Statement of Stockholders' Equity for the years
  ended December 31, 2000 and December 31, 1999                 25

Statements of Cash Flows for the years ended
  December 31, 2000 and December 31, 1999                       26

Notes to Financial Statements                                   27

         (a)(2) EXHIBITS.

         (i)    The following exhibits are filed herewith:

Exhibit
  No.    Description
- -------  -----------
3.1(a)   Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 16, 1986.
3.2(a) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on April 15, 1987 to increase the number of authorized shares.
3.3(b) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on October 7, 1994 to increase the number of authorized shares.
3.3(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to increase the number of authorized shares.
3.4(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to effect a 1:4 reverse split of Common Stock.
3.5(d) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on May 22, 2000 to increase the number of authorized shares.
3.6 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.7(e)   Statement of Designation of Series B Convertible Preferred Stock.
3.9(e) Certificate of Increase of shares designated as Series B Convertible Preferred Stock.
3.10(f) Statement of Designation of Series C Convertible Preferred Stock. 3.11(f) Statement of Designation of Series D Convertible Preferred Stock. 3.12(g) Statement of Designation of Series E Convertible Preferred Stock.
3.13 Statement of Designation of Series F Convertible Preferred Stock. 3.14(h) Restated By-Laws.
4.1      Instruments defining the rights of security holders (see Exhibits
         3.1 through 3.12 and 10.7 through 10.9).
4.2 Specimen Certificate of Common Stock, $.08 par value per share. 10.1*(a) 1986 Stock Option Plan.
10.2*(i) 1989 Stock Option Plan.
10.3*(j) 1994 Stock Option Plan.
10.4*(k) 1995 Stock Option Plan.
10.5*(j) 1997 Stock Option Plan.
10.6*(j) 1998 Stock Option Plan.
10.7(l)  Form of Regulation S Offshore Subscription Agreement.
10.8(g) Form of Series E Convertible Preferred Stock Subscription Agreement. 10.9(g) Form of Warrant to Purchase Seven Hundred Thousand (700,000) Shares of
         Common Stock.
10.10*(j)Employment Agreement of Dr. Bibby effective January 1, 1998 through
         December 31, 2000.
10.11* Executive Employment Agreement by and between the Company and Dr. Bibby effective January 1, 2001 through March 31, 2001.
10.12 Sixth Amendment to Lease dated August 14, 2000 by and between the Company and Middlesex Technology Center Trust V for the Company's principal offices.
11.1     Statement Re: Computation of Per Share Earnings.
- -------------------------
(a) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registration Statement on Form S-1 filed on April 17, 1987 (File No 03313392)
(b) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 31, 1994.
(c) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 29, 1996.
(d) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB for the quarterly period ended June 30, 2000.
(e) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed September 16, 1996.

(f) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 3, 1997.
(g) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 6, 1998.
(h) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB/A for the quarterly period ended September 30, 1999.
(i) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1988.
(j) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(k) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 31, 1995.
(l) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K/A filed September 18, 1996.

*        Management contract or compensatory plan, contract or arrangement.


         (b) REPORTS ON FORM 8-K.

         During the last quarter of the period for which this report is filed, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NATIONAL DATACOMPUTER, INC.


Date:  March 30, 2001                           By: /s/ Malcolm M. Bibby
                                                   ---------------------------
                                                    Malcolm M. Bibby
                                                    President

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                    Capacity                              Date
- ----                    --------                              ----

/s/ Malcolm M. Bibby    Chairman of the Board, President      March 30, 2001
- ---------------------    and Chief Executive Officer
Malcolm M. Bibby         (principal executive officer)

/s/ William R. Smart    Director                              March 30, 2001
- ---------------------
William R. Smart

/s/ John P. Ward        Director                              March 30, 2001
- ---------------------
John P. Ward

/s/Gerald S. Eilberg    Chief Financial Officer               March 30, 2001
- ---------------------    (principal financial and
Gerald S. Eilberg         accounting officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Datacomputer, Inc.:


In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 8, 2001

                                                    NATIONAL DATACOMPUTER, INC.
                                                           BALANCE SHEETS
==================================================================================================================================
                                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                                        2000              1999
                                                                                                    ------------      ------------
Assets
Current Assets:
      Cash and cash equivalents                                                                     $  1,213,443      $    664,917
      Accounts receivable, net of allowance for doubtful accounts of $83,782
         and $199,746 respectively                                                                       414,594         1,116,509
      Inventories                                                                                      1,146,707         1,322,153
      Other current assets                                                                                48,612             8,328
                                                                                                    ------------      ------------
         Total current assets                                                                          2,823,356         3,111,907
Fixed assets, net                                                                                        244,312           148,658
                                                                                                    ------------      ------------
         Total Assets                                                                               $  3,067,668      $  3,260,565
                                                                                                    ============      ============
Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                                       $     17,074      $     28,134
      Accounts payable                                                                                   222,883           273,364
      Accrued payroll and related taxes                                                                   71,052            89,134
      Other Accrued expenses                                                                             155,295           156,968
      Deferred revenues, current portion                                                                 530,774           503,356
                                                                                                    ------------      ------------
         Total current liabilities                                                                       997,078         1,050,956
Obligations under capital lease                                                                           60,640              --
Deferred revenues                                                                                           --              41,307
                                                                                                    ------------      ------------
                                                                                                       1,057,718         1,092,263
                                                                                                    ------------      ------------
Commitments

Stockholders' equity
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; no shares issued and outstanding                                                        --                --
      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 and 4,200 issued and outstanding,
         respectively (liquidating preference of $2,400,000 and
         $4,200,000, respectively)                                                                     2,105,832         3,685,206
      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)                         834,370           834,370
      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference of $350,000)                         324,639           324,639
      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference of $500,000)                         273,880           273,880
      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized, issued and outstanding at (liquidating preference $175,000)                         175,000           175,000
      Common stock, $0.08 par value; 30,000,000 shares authorized; 5,382,540 and
         3,540,477 shares issued and outstanding, respectively                                           430,601           283,237

      Capital in excess of par value                                                                  13,027,829        11,291,814
      Accumulated deficit                                                                            (14,810,932)      (14,319,402)
      Unamortized stock compensation                                                                        --             (29,173)
      Stock subscription receivables                                                                    (351,269)         (351,269)
                                                                                                    ------------      ------------
         Total stockholders' equity                                                                    2,009,950         2,168,302
                                                                                                    ------------      ------------
             Total liabilities and stockholders' equity                                             $  3,067,668      $  3,260,565
                                                                                                    ============      ============
                                            The accompanying notes are an integral part
                                                   of these financial statements.

                                                                24

                                       NATIONAL DATACOMPUTER, INC.

                                         STATEMENTS OF OPERATIONS
========================================================================================================
                                                                                    YEARS ENDED
                                                                            ----------------------------
                                                                            DECEMBER 31,     DECEMBER 31,
                                                                               2000             1999
                                                                            -----------      -----------
Revenues
    Net product revenue                                                     $ 3,086,599      $ 3,149,057
    Service and other revenue                                                 1,482,707        1,689,310
                                                                            -----------      -----------
                                                                              4,569,306        4,838,367
Cost of sales and services                                                    2,267,004        2,260,947
                                                                            -----------      -----------
                                                                              2,302,302        2,577,420
                                                                            -----------      -----------
Operating expenses:
    Research and development                                                    720,619          859,365
    Selling, general and administrative                                       1,774,253        1,610,328
                                                                            -----------      -----------
                                                                              2,494,872        2,469,693
                                                                            -----------      -----------
Income (loss) from operations                                                  (192,570)         107,727

Other income (expense):
    Interest income                                                              14,414            1,219
    Interest expense                                                             (9,369)          (7,157)
    Other expense                                                                  --               --
                                                                            -----------      -----------
Net income (loss)                                                           $  (187,525)     $   101,789
                                                                            ===========      ===========
Calculation of net loss per common share and dilutive share equivalent:

    Net income (loss)                                                       $  (187,525)     $   101,789
    Preferred stock preferences                                                (304,005)        (476,875)
                                                                            -----------      -----------
Net loss attributable to common shareholders                                $  (491,530)     $  (375,086)
                                                                            ===========      ===========
Basic and diluted net loss per share attributable to
    common shareholders                                                     $     (0.11)     $     (0.13)
                                                                            ===========      ===========
Weighted average shares                                                       4,527,144        2,787,346
                                                                            ===========      ===========


                               The accompanying notes are an integral part
                                      of these financial statements

                                                   25

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------
                                            PREFERRED STOCK SERIES B           PREFERRED STOCK SERIES C
                                         ------------------------------      -----------------------------
                                                           NET ISSUANCE                      NET ISSUANCE
                                            SHARES            PRICE             SHARES           PRICE
                                         ------------      ------------      ------------     ------------
Balance at December 31, 1998                    4,200      $  3,685,206               900     $    834,370

Net income                                       --                --                --               --

Interest on preferred stock (Note 9)             --                --                --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --               --

Amortization of stock compensation               --                --                --               --

Compensation related to
    issuance of warrants                         --                --                --               --

Amortization of discounted
  conversion rate on Preferred
   Stock                                         --                --                --               --

                                         ------------      ------------      ------------     ------------
Balance at December 31, 1999                    4,200      $  3,685,206               900     $    834,370
                                         ============      ============      ============     ============

Net loss                                         --                --                --               --

Conversion of preferred stock                  (1,800)       (1,579,374)             --               --

Interest on preferred stock (Note 9)             --                --                --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --               --

Amortization of stock compensation               --                --                --               --

                                         ------------      ------------      ------------     ------------
Balance at December 31, 2000                    2,400      $  2,105,832               900     $    834,370
                                         ============      ============      ============     ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
- ---------------------------------------------------------------------------------------------------------
                                            PREFERRED STOCK SERIES D          PREFERRED STOCK SERIES E
                                          -----------------------------     -----------------------------
                                                           NET ISSUANCE                      NET ISSUANCE
                                             SHARES           PRICE            SHARES           PRICE
                                          ------------     ------------     ------------     ------------
Balance at December 31, 1998                      350     $    324,639              500          273,880

Net income                                       --               --               --               --

Interest on preferred stock (Note 9)             --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                      --               --               --               --

Amortization of stock compensation               --               --               --               --

Compensation related to
    issuance of warrants                         --               --               --               --

Amortization of discounted
  conversion rate on Preferred
   Stock                                         --               --               --               --

                                         ------------     ------------     ------------     ------------
Balance at December 31, 1999                      350     $    324,639              500     $    273,880
                                         ============     ============     ============     ============

Net loss                                         --               --               --               --

Conversion of preferred stock                    --               --               --               --

Interest on preferred stock (Note 9)             --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                      --               --               --               --

Amortization of stock compensation               --               --               --               --

                                         ------------     ------------     ------------     ------------

Balance at December 31, 2000                      350     $    324,639              500     $    273,880
                                         ============     ============     ============     ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
- --------------------------------------------------------------------------------------------------------------------
                                       PREFERRED STOCK SERIES F                       COMMON STOCK
                                     ----------------------------     ----------------------------------------------
                                                                                                        CAPITAL IN
                                                     NET ISSUANCE                           PAR            EXCESS
                                        SHARES           PRICE           SHARES            VALUE        OF PAR VALUE
                                     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1998                  175         118,750        2,276,850     $    182,148     $ 10,998,903

Net income                                   --              --               --               --               --

Interest on preferred stock (Note 9)         --              --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                  --              --          1,263,627          101,089          315,161

Amortization of stock compensation           --              --               --               --               --

Compensation related to
    issuance of warrants                     --              --               --               --             34,000

Amortization of discounted
  conversion rate on Preferred
   Stock                                     --            56,250             --               --            (56,250)

                                     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1999                  175    $    175,000        3,540,477     $    283,237     $ 11,291,814
                                     ============    ============     ============     ============     ============

Net loss                                     --              --               --               --               --

Conversion of preferred stock                --              --            656,934           52,555        1,526,819

Interest on preferred stock (Note 9)         --              --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                  --              --          1,185,129           94,809          209,196

Amortization of stock compensation           --              --               --               --               --

                                     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 2000                  175    $    175,000        5,382,540     $    430,601     $ 13,027,829
                                     ============    ============     ============     ============     ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
- ---------------------------------------------------------------------------------------------------------
                                            NOTES           UNAMORTIZED                           TOTAL
                                         RECEIVABLE           STOCK           ACCUMULATED      STOCKHOLDERS'
                                          EMPOLYEES        COMPENSATION         DEFICIT           EQUITY
                                         ------------      ------------      ------------      ------------
Balance at December 31, 1998             ($   351,269)     ($    61,173)     ($14,000,566)     $  2,004,888

Net income                                       --                --             101,789           101,789

Interest on preferred stock (Note 9)             --                --            (420,625)         (420,625)

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --             416,250

Amortization of stock compensation               --              32,000              --              32,000

Compensation related to
    issuance of warrants                         --                --                --              34,000

Amortization of discounted
  conversion rate on Preferred
   Stock                                         --                --                --                --

                                         ------------      ------------      ------------      ------------
Balance at December 31, 1999             ($   351,269)     ($    29,173)     ($14,319,402)     $  2,168,302
                                         ============      ============      ============      ============

Net loss                                         --                --            (187,525)         (187,525)

Conversion of preferred stock                    --                --                --                --

Interest on preferred stock (Note 9)             --                --            (304,005)         (304,005)

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --             304,005

Amortization of stock compensation               --              29,173              --              29,173

                                         ------------      ------------      ------------      ------------
Balance at December 31, 2000             ($   351,269)             --        ($14,810,932)     $  2,009,950
                                         ============      ============      ============      ============

                               The accompanying notes are an integral part
                                      of these financial statements

                                      NATIONAL DATACOMPUTER, INC.
                                        STATEMENT OF CASH FLOWS
- ------------------------------------------------------------------------------------------------------
                                                                                 YEARS ENDED
                                                                          ----------------------------
                                                                          DECEMBER 31,     DECEMBER 31,
                                                                             2000             1999
                                                                          -----------      -----------
Cash flows from operating activities:
      Net income (loss)                                                   $  (187,525)     $   101,789
      Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
          Depreciation                                                         87,537           83,460
          Gain on sale of fixed asset                                            --             (1,124)
          Expense related to issuance of warrants                                --             34,000
          Amortization of stock compensation                                   29,173           32,000
          Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                      701,915          (68,194)
              Decrease in inventories                                         175,446          194,153
              (Increase) decrease in other current assets                     (40,284)          23,165
              Decrease in accounts payable                                    (50,481)         (83,502)
              Decrease in accrued expenses                                    (19,755)         (60,885)
              Decrease in deferred revenues                                   (13,889)         (13,814)
                                                                          -----------      -----------
      Net cash provided by operating activities                               682,137          241,048
                                                                          -----------      -----------
Cash flows from investing activities:
      Purchases of fixed assets                                              (103,783)         (27,387)
      Proceeds from sale of fixed assets                                         --              1,900
                                                                          -----------      -----------
      Net cash used for investing activities                                 (103,783)         (25,487)
                                                                          -----------      -----------
Cash flows from financing activities:
      Principal payments of obligations under capital lease                   (29,828)         (41,818)
                                                                          -----------      -----------
      Net cash used for financing activities                                  (29,828)         (41,818)
                                                                          -----------      -----------
Net increase in cash and cash equivalents                                     548,526          173,743
Cash and cash equivalents at beginning of year                                664,917          491,174
                                                                          -----------      -----------
Cash and cash equivalents  at end of period                               $ 1,213,443      $   664,917
                                                                          ===========      ===========
Supplemental Cash Flow Information:
      Cash paid for interest                                              $     9,369      $    17,041
      Noncash investing and financing activities:
          Accrued interest on preferred stock charged to
              accumulated deficit                                         $   304,005      $   420,625
          Common stock issued in satisfaction of interest on
              preferred stock                                             $   304,005      $   416,250
          Purchase of property and equipment  under capital lease         $    79,408
          Issuance of common stock upon conversion of preferred stock     $ 1,579,374

                              The accompanying notes are an integral part
                                     of these financial statements.

                                                  27

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

         National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets and services a line of hand-held battery powered microprocessor-based data collection products and computers and associated peripherals for use in mobile operations.

     LIQUIDITY

         At December 31, 2000, the Company had cash of $1,213,443 and a current ratio of 2.9:1. The cash balance at December 31, 1999 was $664,917. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for the remainder of fiscal 2001. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.



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

     CONCENTRATION OF CREDIT RISK

         The Company sells its products to customers principally in the United States of America, particularly delivery based services such as bakeries and beer distributors. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from one and six customers accounted for approximately 57% and 50% of total accounts receivable at December 31, 2000 and December 31, 1999, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

     FINANCIAL INSTRUMENTS

         Fair values for cash equivalents, accounts receivable and accounts payable approximate their carrying values at December 31, 2000 and December 31, 1999 due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximate fair value.

     INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     FIXED ASSETS

         Fixed Assets are recorded at cost and depreciated over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are expensed as incurred.

         During fiscal year 2000, the Company changed the way it depreciates its fixed assets from using the accelerated method to using the straight-line method. Net income (loss) for either period presented would not have been materially different had the method been applied consistently during both years presented.

     LOSS  PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
(loss), after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

         Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 9) are deducted from the net income (loss) to determine the amount of net income (loss) attributable to common stockholders

         Common share equivalents consist of 3,853,159 and 4,611,685 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock at December 31, 2000 and December 31, 1999, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding as their inclusion would be anti-dilutive.

     STOCK COMPENSATION

         The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," for disclosure only (Note 7).

     RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

         Research and development costs, other than software development costs, are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs have been capitalized to date.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at the date of the financial statements, and the reported results of operations during the reporting period. Actual results could differ from these estimates.

     RECLASSIFICATION

         Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- - Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. FAS 133 will not have any impact on the Company's financial position and results of operation.

4. INVENTORIES

     Inventories consist of the following:
                                            DECEMBER 31,      DECEMBER 31,
                                                2000              1999
                                           --------------    --------------
     Raw materials                              707,787           701,198
     Work-in-process                            131,114           163,930
     Finished goods                             365,885           457,025
                                           --------------    --------------

                                             $1,146,707        $1,322,153
                                           ==============    ==============

5. FIXED ASSETS

     Fixed assets consist of the following:

                                               ESTIMATED
                                              USEFUL LIVES   DECEMBER 31,   DECEMBER 31,
                                               (IN YEARS)        2000           1999
                                               ----------        ----           ----
     Production and engineering equipment          3-5        $ 556,782       $ 527,237
     Furniture, fixtures and office equipment       5           782,278         661,150
     Leasehold improvements                      Life of
                                                  Lease          32,518              -
                                                            ------------    ------------
                                                             $1,371,578      $1,188,387

     Less - accumulated depreciation and amortization        (1,127,266)     (1,039,729)
                                                            ------------    ------------
                                                              $ 244,312       $ 148,658
                                                            ============    ============

         At December 31, 2000 and 1999, equipment under capital lease totaled $232,730 and $153,323, respectively. Related accumulated amortization totaled $136,358 and $125,195 at December 31, 2000 and 1999, respectively. Depreciation expense was $87,537 and $83,460 for the years ended December 31, 2000 and December 31, 1999, respectively.

6. INCOME TAXES

     Deferred tax assets are comprised of the following:

                                               DECEMBER 31,       DECEMBER 31,
                                                   2000               1999

     Net operating loss carryforwards           $4,282,235         $4,117,008
     Business tax credit carryforwards             242,440            290,457
     Other                                          39,262            208,713
                                               ------------       ------------

     Gross deferred tax asset                   $4,563,937         $4,616,178
     Deferred tax asset valuation allowance     (4,563,937)        (4,616,178)
                                               ------------       ------------
                                                $       -          $       -
                                               ============       ============

     The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:
                                                       YEAR ENDED

                                             DECEMBER 31,        DECEMBER 31,
                                                2000                1999

     Statutory federal rate                     (34.0%)             34.0%
     State taxes                                 (6.4%)              6.3%
     Non-deductible expenses                      6.2%              32.1%
     Other                                       62.0%              25.8%
     Change in valuation allowance
       on deferred tax assets                   (27.8%)            (98.2%)
                                             ----------          -----------
                                                  -                   -
                                             ==========          ===========

         The Company generated loss from operations in the current year but generated income in 1999. Although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company's customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

         At December 31, 2000, the Company has net operating loss and tax credit carryforwards for federal tax purposes of approximately $11,846,000 and $242,000, respectively, which expire in various years through 2020 and 2010, respectively. The Company has state net operating loss carryforwards for tax purposes of approximately $4,080,000, which expire in various years through 2005.

         Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

7. STOCK OPTIONS

         In 1986, 1989, 1994 and 1995, the Board of Directors approved the 1986 Stock Option Plan, the 1989 Stock Option Plan, the 1994 Stock Option Plan and the 1995 Stock Option Plan (the "Plans"), respectively. The Plans provide for the granting of incentive stock options and non-qualified stock options to purchase up to 323,685 shares of common stock of the Company to employees, officers, directors and consultants. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than the lesser of 50% of the fair market value per share of the common stock on the date of grant or the book value per share of common stock as of the end of the fiscal year immediately preceding the date of grant. The term of options granted under the Plans cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). Outstanding options are written generally with five to ten-year vesting periods, some with acceleration if certain profitability levels are reached, and are fully exercisable by 2007.

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

         On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company were reserved for issuance in accordance with the terms of the 1998 Plan.

         A summary of the status of the Company's stock option plans as of December 31, 2000 and December 31, 1999 is as follows:


                                                        December 31, 2000                      December 31, 1999

                                                                      Weighted                                Weighted
                                                                      Average                                  Average
                                                 Number of            Exercise           Number of            Exercise
                                                  Options              Price              Options               Price
                                              ----------------     ---------------     ---------------     ----------------
Outstanding at beginning of year                  870,967              $0.92              546,118               $1.10
Granted                                              -                   -                400,000               0.75
Exercised                                            -                   -                   -                    -
Canceled/Expired                                  (1,591)               1.48              (75,151)              1.28
                                              ----------------     ---------------     ---------------     ----------------
Outstanding at end of year                        869,376              $0.79              870,967               $0.92
                                              ================     ===============     ===============     ================
Exercisable at end of year                        567,930              $0.83              295,853               $1.06
                                              ================     ===============     ===============     ================
Weighted   average  fair  value  of  options
granted during the period                                                                                       $0.36
                                                                                                           ================


The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                    Weighted
                                Weighted average                average exercise
                                   Remaining        Number of       price of
                     Number    Contractual life,     Options        options
Exercise price    Outstanding      In years        Exercisable     Exercisable

    $ 0.73          294,000          8.01            294,000           $0.73
    $ 0.75          400,000          6.57            200,000            0.75
    $ 1.47          175,361          6.46             73,915            1.47
$4.00 - $8.00            15          1.01                 15            4.00
                  -----------                      -----------      -----------
    Total           869,376                          567,930           $0.84
                  ===========                      ===========      ===========

         During 1999, the Company extended a warrant issued to a non-employee for one year. The Company recorded a charge to marketing expense of $34,000 in 1999 related to this warrant.

         As discussed in Note 2, the Company elected to adopt SFAS No. 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed by SFAS No. 123, the Company's net income (loss) and net income
(loss) per share attributable to common stockholders would have been as follows:

                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2000            1999
                                                       ----            ----

      Net income (loss):
           As reported                              $(187,525)       $101,789
           Pro forma                                $(242,085)       $(27,568)

Basic and diluted net loss per
share attributable to common shareholders:

           As reported                                $(0.11)         $(0.13)
           Pro forma                                  $(0.12)         $(0.18)


         The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999:

   I.   Dividend yield of 0%;
  II.   Expected volatility of 170%;
 III. Risk free interest rates of 5.53% - 6.24% for options granted during the year ended December 31, 1999; and
  IV.   Weighted average expected option term of 10 years for both periods.


There were no options granted during fiscal year 2000.

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

         At December 31, 2000, the Company has reserved 3,853,159 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock.

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

9. Convertible Preferred Stock

         During 1996, the Company sold 4,200 shares of Series B convertible preferred stock for net proceeds of approximately $3,685,200.

         During 1997, the Company sold 900 shares of Series C convertible preferred stock for net proceeds of approximately $867,000. As payment of certain offering costs associated with the issuance of the Series C convertible preferred stock, the Company issued 43,751 shares of unregistered common stock for a value of $32,813 based on the quoted market price.

         During 1997, the Company sold 350 shares of Series D convertible preferred stock for net proceeds of approximately $337,400. As payment of certain offering costs associated with the issuance of the Series C convertible preferred stock, the Company issued 17,013 shares of unregistered common stock for a value of $12,764 based on the quoted market price.

         During 1998, the Company sold 500 shares of Series E convertible preferred stock with attached warrants to purchase up to 700,000 shares of common stock at $.75 per share, for net proceeds of approximately $487,880. The proceeds of this financing were allocated to the preferred shares and warrants based on management's estimation of their relative fair values. This resulted in $214,000 being ascribed to warrants, which was recorded as additional paid-in-capital and $273,880 being recorded as preferred stock.

         During 1998, the holders of a convertible note payable to a related party, converted the note payable with an outstanding principal balance of $175,000 into 175 shares of Series F convertible preferred stock at a stated value of $1,000 per share.

         On March 21, 2000, the Company issued 656,934 shares of its common stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") upon the conversion by RBB Bank of 1,800 shares of the Company's Series B convertible preferred stock at a conversion price of $2.74 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company

         The Series B, Series C, Series D, Series E, and Series F convertible preferred stock have the following characteristics:

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

During the years ended December 31, 2000 and December 31, 1999, the Company incurred interest in the amount of $304,005 and $420,625, respectively for Series B, Series C, Series D, and Series F convertible preferred stock for which the Company has recorded a charge to accumulated deficit. During 2000, 1,003,074 shares were issued in satisfaction of the accrued interest due for 2000 and 182,055 were issued in satisfaction of the accrued and unpaid interest due for 1999. In addition, $69,375 of interest remains unpaid and is included in Capital in excess of par value at December 31, 2000. During 1999, 1,002,618 shares were issued in satisfaction of the accrued interest due for 1999 and 261,009 shares were issued in satisfaction of the accrued and unpaid interest due for 1998. In addition, $105,375 of interest remained unpaid and was included in Capital in excess of par value at December 31, 1999.

LIQUIDATION PREFERENCE:
Upon liquidation of the Company, the holders of Series B, Series C, Series D, Series E, and Series F convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

CONVERSION:
In connection with the issuance of Series E convertible preferred stock, the Company, with the approval of the shareholders of Series B, Series C, and Series D convertible preferred, stock changed the conversion price of the Series B, Series C, and Series D convertible preferred stock to $2.74 and provided these shareholders with certain anti-dilution provisions. If at any time prior to January 31, 2003, the Corporation's stockholders' equity at the end of any fiscal quarter as reported on the Company's Form 10-KSB, or quarterly on Form 10-QSB filing with the Securities and Exchange Commission does not exceed $1,500,000 plus 50% of the net proceeds of any future equity financing, then the conversion price shall equal the lesser of $2.74 or sixty percent of the Corporation's average closing price of its common stock for the five trading days prior to the conversion.

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

On or after December 31, 1998, the conversion price for the Series E convertible preferred stock shall equal sixty percent of the Corporation's average closing bid price for the twenty trading days preceding the date of such conversion, but in no event less than $0.60 and no more than $0.75 per share. If at any time prior to January 31, 2003 the Company's stockholders equity at the end of any fiscal quarter does not exceed $1.5 million plus 50% of the net proceeds of any future equity financing by any third party, then the conversion price shall equal the lesser of $0.75 or sixty percent of the Company's bid price of its common stock for the five trading days prior to the date of such conversion notice. The Shareholders of Series E convertible preferred stock may not convert for a period of forty days from the date of issuance.

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

During the period after this eighteen month anniversary and continuing until all shares are converted, the conversion price of the Series F convertible preferred stock shall equal the lesser of (i) $1.00 or (ii) if the closing price shall trade below $1.00 for any ten consecutive trading days, then the conversion price shall equal 70% of the Company's average bid price of its common stock for the ten days preceding the date of the conversion notice. The shareholders of Series F convertible preferred stock may not convert for a period of a year from the date of issuance.

CONVERSION DISCOUNT:
The estimated discount of $56,250 implicit in the conversion terms of the Series E convertible preferred stock at the date of the issuance, based upon the quoted bid price for the Company's common stock on that date, has been included in the computation of net loss per share (Note 2) for the year ended December 31, 1999. The estimated discount was recorded as a discount on the preferred stock and an increase to Capital in excess of par. The amortization of the conversion discount of $56,250 has been recorded as an increase to the preferred stock and a decrease to Capital in excess of par for the year ended December
31, 1999.

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

In addition, in connection with the issuance of the Series E convertible preferred stock, the shareholders of the Series B convertible preferred stock agreed to place into escrow 2,100 shares of the Series B convertible preferred stock. The Company could have redeemed the escrowed shares of Series B convertible preferred stock at a price of $1,250 per share at its option and at any time through January 31, 2000.

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

In September 1997, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $4.00 per share to the Series B stockholders. These warrants were exercisable immediately and were to expire on September 30, 2000. The value of these warrants at the time of issuance was estimated by management to be negligible, based primarily upon the market price of the Company's stock, accordingly, no compensation cost has been recorded. In March 1998, these warrants were canceled in conjunction with the issuance of the Series E Convertible Preferred Stock.

In December 1997, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.75 per share to a customer. This warrant was exercisable immediately and had an expiration date of December 21, 1999. The value of this warrant at the time was immaterial. In December 1999, the Company extended the warrant for one year at which time a charge was recorded to marketing expense for the value of the warrant of $34,000. The value was calculated in December 1999 using a Black-Scholes pricing module based upon the quoted market price assuming a dividend yield of 0%, expected volatility of 170%, a risk-free interest rate of 6.77% and an expected term of one year.

In March 1998, in connection with the issuance of Series E convertible preferred stock, the Company issued warrants to purchase a total of 700,000 shares of the Company's common stock at an exercise price of $0.75 per share. These warrants were exercisable immediately and would expire on January 1, 2001. The fair value of these warrants at the time of issuance was estimated by management to be $214,000 using a Black-Scholes pricing model based upon the quoted market price assuming a dividend yield of 0%, expected volatility of 172%, a risk-free interest rate of 5.65% and an expected term of two years. The value of the warrant was recorded as decrease to Series E convertible preferred stock and an increase to additional paid-in-capital.

11. Cashless Option Exercise Program

         On March 1, 1994, the Board of Directors approved the 1994 cashless option exercise program for all employees. The program allows employees to purchase shares of common stock, payable with both recourse and non-recourse long term promissory notes receivable. Under the above program, employees purchased a total of 87,818 shares of common stock at a price of $4.00 per share. The notes receivable, plus accrued interest, are due in March 2004, and are presented as a reduction of stockholders' equity in the accompanying balance sheet.

12. Commitments

         The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of taxes and other operating costs. At December 31, 2000, future minimum rental payments under the operating lease consist of the following at December 31, 2000:

                                Year Ending           Amount
                                -----------           ------

                                    2001            $171,000
                                    2002             178,000
                                    2003             178,000
                                    2004             181,000
                                    2005             141,000
                                                    --------
             Total Minimum Lease Payments           $849,000
                                                    ========

         Rent expense totaled $185,586 and $170,073 during the years ended December 31, 2000 and December 31, 1999, respectively.

         The Company also leases certain equipment under capital leases expiring at various dates through the year 2005. Future minimum lease payments under capital leases, consist of the following at December 31, 2000:


                   2001                                       $ 24,292
                   2002                                         24,293
                   2003                                         24,293
                   2004                                         24,293
                   2005                                         11,171
                                                              --------
              Total minimum lease payments                    $108,342
              Less: amount representing interest               (30,942)
                                                              --------
              Present value                                   $ 77,400
                                                              ========