Form 10QSB
period 2001-03-31
NATIONAL DATACOMPUTER INC
filed 2001-05-15
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                         COMMISSION FILE NUMBER 0-15885



                           NATIONAL DATACOMPUTER, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



           DELAWARE                                               04-2942832
(STATE OR OTHER JURISDICTION                                    (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                              IDENTIFICATION #)


900 Middlesex Turnpike, Bldg. 5
Billerica, Ma.                              01821
(Address of principal executive offices)  (Zip Code)

        Registrant's telephone number including area code (978) 663-7677


                  ---------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past
ninety (90) days.   Yes  X     No
                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001.


COMMON STOCK, $0.08 PAR VALUE                                      5,382,540
   (Title of each class)                                      (number of shares)

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION




                                                                        Page No.
ITEM 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:                        --------

         Unaudited Balance Sheets as of March 31,
           2001 and December 31, 2000.........................................3

         Unaudited Statements of Operations for the three
           months ended March 31, 2001 and March 31, 2000.....................4

         Unaudited Statement of Stockholders' Equity for
           the three months ended March 31, 2001..............................5

         Unaudited Statements of Cash Flows for the three
           months ended March 31, 2001 and March 31, 2000.....................6

         Unaudited Notes to Interim Financial Statements......................7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.................................8



                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings...................................................11

ITEM 2.  Changes in Securities...............................................11

ITEM 3.  Defaults upon Senior Securities.....................................11

ITEM 4.  Submissions of Matters to a Vote of Security Holders................11

ITEM 5.  Other Information...................................................11

ITEM 6.  Exhibits and Reports on Form 8-K....................................11


SIGNATURES...................................................................12

                           NATIONAL DATACOMPUTER, INC.
                           BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                           March 31,          December 31,
                                                                                             2001                 2000
                                                                                         ------------         ------------
ASSETS
Current Assets:
       Cash and cash equivalents                                                         $  1,053,825         $  1,213,443
       Accounts receivable, net                                                               172,232              414,594
       Inventories                                                                          1,182,646            1,146,707
       Other current assets                                                                    64,671               48,612
                                                                                         ------------         ------------
          Total current assets                                                              2,473,374            2,823,356
Fixed assets, net                                                                             333,956              244,312
                                                                                         ------------         ------------
                                Total Assets                                             $  2,807,330         $  3,067,668
                                                                                         ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current obligations under capital lease                                           $     16,610         $     17,074
       Accounts payable                                                                       270,942              222,883
       Accrued payroll and related taxes                                                      143,349               71,052
       Other accrued expenses                                                                 129,067              155,295
       Deferred revenues                                                                      655,306              530,774
                                                                                         ------------         ------------
          Total current liabilities                                                         1,215,274              997,078
Obligations under capital lease                                                                57,552               60,640
                                                                                         ------------         ------------
                                                                                            1,272,826            1,057,718
                                                                                         ------------         ------------
Commitments

Stockholders' equity
       Preferred stock, Series A convertible, $0.001 par value; 20 shares
          authorized; no shares issued and outstanding                                           --                   --

       Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 and 4,200 issued and outstanding, respectively
          (liquidating preference of $2,400,000 and $4,200,000n respectively)               2,105,832            2,105,832

       Preferred stock, Series C convertible $0.001 par value; 900 shares
          authorized, issued and outstanding (liquidating preference of $900,000)             834,370              834,370

       Preferred stock, Series D convertible $0.001 par value; 350 shares
          authorized, issued and outstanding (liquidating preference of $350,000)             324,639              324,639

       Preferred stock, Series E convertible $0.001 par value; 500 shares
          authorized, issued and outstanding (liquidating preference of $500,000)             273,880              273,880

       Preferred stock, Series F convertible $0.001 par value; 175 shares
          authorized, issued and outstanding at liquidating preference                        175,000              175,000

       Common stock, $0.08 par value; 30,000,000 shares authorized; 5,382,540
          and 5,382,540 shares issued and outstanding                                         430,601              430,601

       Capital in excess of par value                                                      13,097,204           13,027,829
       Accumulated deficit                                                                (15,355,753)         (14,810,932)
       Stock subscription receivables                                                        (351,269)            (351,269)
                                                                                         ------------         ------------
          Total stockholders' equity                                                        1,534,504            2,009,950
                                                                                         ------------         ------------
                                Total liabilities and Stockholders' equity               $  2,807,330         $  3,067,668
                                                                                         ============         ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                  First Fiscal Quarter Ended
                                               -------------------------------
                                                March 31,           March 31,
                                                   2001                2000
                                               -----------         -----------
Revenues
     Net product revenue                       $   252,174         $   896,496
     Service and other revenue                     402,163             363,207
                                               -----------         -----------
                                                   654,337           1,259,703
Cost of sales and services                         362,852             619,251
                                               -----------         -----------
                                                   291,485             640,452
                                               -----------         -----------
Operating expenses:
     Research and development                      164,889             173,668
     Selling and marketing                         190,741             118,804
     General and administrative                    412,599             246,022
                                               -----------         -----------
                                                   768,229             538,494
                                               -----------         -----------
Income (loss) from operations                     (476,744)            101,958

Other income (expense):
     Interest income                                 3,948               3,386
     Interest expense                               (2,650)             (1,057)
                                               -----------         -----------
Net income (loss)                              $  (475,446)        $   104,287
                                               ===========         ===========

Calculation of net loss per common share and dilutive share equivalent:

     Net income (loss)                         $  (475,446)        $   104,287
     Preferred stock preferences                   (69,375)            (95,880)
                                               -----------         -----------
Net loss attributable to common stockholders   $  (544,821)        $     8,407
                                               ===========         ===========
Basic and diluted net loss per share
  attributable to common stockholders          $     (0.10)        $      0.00
                                               ===========         ===========
Weighted average shares                          5,382,540           4,128,018
                                               ===========         ===========


                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------

                                 Preferred Stock Series B      Preferred Stock Series C      Preferred Stock Series D
                                ---------------------------   ---------------------------   ---------------------------
                                               Net issuance                  Net issuance                    Net issuance
                                   Shares          price         Shares          price          Shares           price
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000           2,400   $  2,105,832            900   $    834,370            350   $    324,639
Net loss                                --             --             --             --             --             --
Interest on preferred stock             --             --             --             --             --             --
Issuance of common stock
   in satisfaction of accrued
   interest                             --             --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2001              2,400   $  2,105,832            900   $    834,370            350   $    324,639
                                ============   ============   ============   ============   ============   ============




                                 Preferred Stock Series E       Preferred Stock Series F
                                ---------------------------   ---------------------------
                                               Net issuance                  Net issuance
                                   Shares          price         Shares         price
                                ------------   ------------   ------------   ------------
Balance at December 31, 2000             500   $    273,880            175   $    175,000
Net loss                                --             --             --             --
Interest on preferred stock             --             --             --             --
Issuance of common stock
   in satisfaction of accrued
   interest                             --             --             --             --
                                ------------   ------------   ------------   ------------
Balance at March 31, 2001                500   $    273,880            175   $    175,000
                                ============   ============   ============   ============




                                               Common Stock
                                ------------------------------------------
                                                               Capital in        Notes                           Total
                                                   Par           excess       receivable      Accumulated    stockholders'
                                   Shares         value       of par value     empolyees        deficit         equity
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000       5,382,540   $    430,601   $ 13,027,829   ($   351,269)   ($14,810,932)      2,009,950
Net loss                                --             --             --             --          (475,446)       (475,446)
Interest on preferred stock             --             --             --             --           (69,375)        (69,375)
Issuance of common stock
   in satisfaction of accrued
   interest                             --             --           69,375           --              --            69,375
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2001          5,382,540   $    430,601   $ 13,097,204   ($   351,269)   ($15,355,753)   $  1,534,504
                                ============   ============   ============   ============    ============    ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                          -------------------------------
                                                                           March 31,           March 31,
                                                                              2001                2000
                                                                          -----------         -----------
Cash flows from operating activities:
         Net (loss) income                                                $  (475,446)        $   104,287
         Adjustments to reconcile net (loss) income to net
                cash (used for) provided by operating activities:
                Depreciation                                                   21,307              17,526
                Amortization of stock compensation                               --                 8,000
                Changes in assets and liabilities:
                       Decrease in accounts receivable                        242,362             347,303
                       Increase in inventories                                (35,939)            (12,037)
                       Increase in other current assets                       (16,059)             (3,887)
                       Increase (decrease) in accounts payable                 48,059             (24,925)
                       Increase (decrease) in accrued expenses                 46,069             (27,440)
                       Increase in deferred revenues                          124,532              42,481
                                                                          -----------         -----------
         Net cash (used for) provided by operating activities                 (45,115)            451,308
                                                                          -----------         -----------
Cash flows from investing activities:
         Purchases of fixed assets                                           (110,951)            (33,420)
                                                                          -----------         -----------

         Net cash used for investing activities                              (110,951)            (33,420)
                                                                          -----------         -----------
Cash flows from financing activities:
         Principal payments of obligations under capital lease                 (3,552)             (8,849)
                                                                          -----------         -----------

         Net cash used for financing activities                                (3,552)             (8,849)
                                                                          -----------         -----------

Net (decrease) increase in cash and cash equivalents                         (159,618)            409,039
Cash and cash equivalents at beginning of year                              1,213,443             664,917
                                                                          -----------         -----------

Cash and cash equivalents  at end of period                               $ 1,053,825         $ 1,073,956
                                                                          ===========         ===========
Supplemental Cash Flow Information:
         Cash paid for interest                                           $     2,650         $     1,057
         Noncash investing and financing activities:
                Accrued interest on preferred stock charged to
                       accumulated deficit                                $    69,375         $    95,880
                Common stock issued in satisfaction of interest on
                       preferred stock                                    $    69,375         $    95,880


                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION

       National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets and services a line of hand-held battery powered microprocessor-based data collection products, computers and associated peripherals for use in mobile operations. The Company's products and services include data communications networks, application-specific software, hand-held computers and related peripherals, associated training and support services.

    LIQUIDITY

       At March 31, 2001, the Company had cash of $1,053,825 and a current ratio of 2.0:1. The cash balance at December 31, 2000 was $1,213,443. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for fiscal 2001. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

       The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

       The balance sheet as of December 31, 2000, is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

    INTERIM PERIODS

       In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.  INVENTORIES

    Inventories consist of the following:     MARCH 31,     DECEMBER 31,
                                                2001           2000
                                            -----------     -----------
    Raw material                            $   759,899     $   640,304
    Work-in-process                              91,649         131,114
    Finished goods                              331,098         375,289
                                            -----------     -----------
             Total                          $ 1,182,646     $ 1,146,707
                                            ===========     ===========


    Inventories are stated at the lower of cost (first-in, first-out) or market.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. The following discussion contains Forward-Looking Statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The Company's actual results could differ materially from those discussed here. See "Special Note Regarding Forward-Looking Statements".

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

       Revenues in the first quarter of fiscal year 2001 were $654,337 compared to $1,259,703 in the prior comparable quarter, a decrease of 48%. The lower revenues resulted principally from delays caused by the non-availability of the Company's new generation of hand-held Datacomputers, the DC5. The Company is expecting to ship the DC5 during the next few months of fiscal year 2001.

       The DC5 is the Company's new wireless, Microsoft(TM) Windows(R) CE based hand-held Datacomputer designed for the inventory service market. The DC5 is expected to replace the Company's previous inventory service hand-helds, the DC2X and the DC2.5.

       The Company has also been working on equipping its existing DC4 with Microsoft(TM) Windows(R) CE operating system to be used for other broad-based applications. The DC4 has replaced the Company's previous route accounting system hand-held, the DC3X.

       Cost of sales and services, as a percentage of net revenues, increased in the first quarter of fiscal 2001 to 55% from 49% in the first quarter of fiscal year 2000. This increase is a direct result of a higher percentage of fixed manufacturing overhead costs that were not offset due to the significant reduction in revenue.

       Research and development expenses increased to 25% of net revenues in the first quarter of fiscal 2001 from 14% in the first quarter of fiscal year 2000, due primarily to lower revenues. Actual research and development spending decreased by 5% in absolute dollars to $164,889 in the first quarter of fiscal 2001, from $173,668 for the same period in 2000. Spending reductions in certain development projects that were near completion, was offset by increased spending in the development of the DC5.

       Selling and marketing expenses increased to 29% of net revenues in the first quarter of fiscal 2001 from 9% in the first quarter of fiscal year 2000. Actual selling and marketing spending increased by 61% in absolute dollars to $190,741 in the first quarter of fiscal 2001, from $118,804 for the same period in 2000. The increase was attributable to the Company's effort to invest in marketing and sales of its new and existing products, to develop market opportunities, and to promote its competitive position.

       General and administrative expenses increased to 63% of net revenues in the first quarter of fiscal 2001 from 20% in the first quarter of fiscal year 2000. Actual general and administrative spending increased by 68% in absolute dollars to $412,599 in the first quarter of fiscal 2001, from $246,022 for the same period in 2000. The increase is attributable to higher legal and consulting fees, along with an increase in directors' fees and executive compensation.

       The Company's operating loss was $476,744 for the first quarter of fiscal 2001, compared to an operating income of $101,958 in the first quarter of fiscal year 2000. The loss was primarily attributable to the decrease in sales, combined with an increase in expenses as discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2001, the Company had cash of $1,053,825 and a current ratio of 2.0:1. The cash balance at December 31, 2000 was $1,213,443. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for fiscal 2001. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This report contains Forward-Looking Statements within the meaning of
    Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. Discussions containing Forward-Looking Statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. The Company generally uses words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this report. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company cannot assure you that its future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company does not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

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


    ITEM 2. CHANGES IN SECURITIES

       None.


    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.


    ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.


    ITEM 5. OTHER INFORMATION

       On March 31, 2001, the Company announced that Mr. John Ward, presently a member of the Board of Directors would become Chairman and, on a temporary basis, also become acting CEO and President, until a permanent replacement for Dr. Malcolm M. Bibby is named. Dr. Malcolm M. Bibby announced his retirement on February 16, 2001 effective March 31, 2001.


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


                                    NATIONAL DATACOMPUTER, INC.


                                    /s/ John P. Ward
May 15, 2001                        -------------------------------------
                                    John P. Ward
                                    Director and Acting Chief Executive Officer



                                    /s/ Gerald S. Eilberg
May 15, 2001                        -------------------------------------
                                    Gerald S. Eilberg
                                    Vice President, Finance and Administration
                                    Chief Financial Officer