Form 10QSB
period 2001-06-30
NATIONAL DATACOMPUTER INC
filed 2001-08-20
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                             04-2942832
                 --------                             ----------
      (STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION #)
    OF INCORPORATION OR ORGANIZATION)

    900 Middlesex Turnpike, Bldg. 5
            Billerica, Ma.                                       01821
            --------------                                       -----
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

                         Yes  X       No
                             ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2001.

COMMON STOCK, $0.08 PAR VALUE                                      9,445,268
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

        Unaudited Balance Sheets as of June 30, 2001
        and December 31, 2000................................................3

        Unaudited Statements of Operations for the three and six months ended June 30, 2001 and June 30, 2000................................4

        Unaudited Statement of Stockholders' Equity for the six
        months ended June 30, 2001...........................................5

        Unaudited Statements of Cash Flows for the six months
        ended June 30, 2001 and June 30, 2000................................6

        Unaudited Notes to Interim Financial Statements......................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
        AND RESULTS OF OPERATIONS............................................9

                            PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................14

ITEM 2. Changes in Securities...............................................14

ITEM 3. Defaults upon Senior Securities.....................................14

ITEM 4. Submissions of Matters to a Vote of Security Holders................14

ITEM 5. Other Information...................................................15

ITEM 6. Exhibits and Reports on Form 8-K....................................15

SIGNATURES..................................................................16

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    June 30,          December 31,
                                                                                                      2001                2000
                                                                                                  ------------        ------------
Assets
Current Assets:
       Cash and cash equivalents                                                                  $    488,011        $  1,213,443
       Accounts receivable, net                                                                        407,166             414,594
       Inventories                                                                                   1,195,649           1,146,707
       Other current assets                                                                             47,907              48,612
                                                                                                  ------------        ------------
          Total current assets                                                                       2,138,733           2,823,356

Fixed assets, net                                                                                      410,476             244,312
                                                                                                  ------------        ------------

                               Total Assets                                                       $  2,549,209        $  3,067,668
                                                                                                  ============        ============
Liabilities and stockholders' equity
Current Liabilities:
       Current obligations under capital lease                                                    $     16,610        $     17,074
       Accounts payable                                                                                536,744             222,883
       Accrued payroll and related taxes                                                               100,006              71,052
       Accrued expenses - other                                                                        180,393             155,295
       Deferred revenues                                                                               687,983             530,774
                                                                                                  ------------        ------------
          Total current liabilities                                                                  1,521,736             997,078

Obligations under capital lease                                                                         53,476              60,640
                                                                                                  ------------        ------------
                                                                                                     1,575,212           1,057,718
                                                                                                  ------------        ------------
Stockholders' equity
       Preferred stock, Series A convertible, $0.001 par value; 20 shares
          authorized; no shares issued and outstanding.                                                   --                  --

       Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized;  2,400 shares issued and outstanding
          (liquidating preference of $2,400,000)                                                     2,105,832           2,105,832

       Preferred stock, Series C convertible $0.001 par value; 900 shares
          authorized, issued and outstanding (liquidating preference of $900,000)                      834,370             834,370

       Preferred stock, Series D convertible $0.001 par value; 350 shares
          authorized, issued and outstanding (liquidating preference of $350,000)                      324,639             324,639

       Preferred stock, Series E convertible $0.001 par value; 500 shares
          authorized, issued and outstanding (liquidating preference of $500,000)                      273,880             273,880

       Preferred stock, Series F convertible $0.001 par value; 175 shares authorized; 0 and 175 shares issued and outstanding  respectively
          (liquidating preference of $0 and $175,000, respectively)                                       --               175,000

       Common stock, $0.08 par value; 30,000,000 shares authorized; 9,445,268 and 5,382,540
          shares issued and outstanding                                                                755,619             430,601

       Capital in excess of par value                                                               13,013,936          13,027,829
       Accumulated deficit                                                                         (15,983,010)        (14,810,932)
       Stock subscription receivable                                                                  (351,269)           (351,269)
                                                                                                  ------------        ------------
          Total stockholders' equity                                                                   973,997           2,009,950
                                                                                                  ------------        ------------
                               Total liabilities and Stockholders' equity                         $  2,549,209        $  3,067,668
                                                                                                  ============        ============

                                         The accompanying notes are an integral part
                                      of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

                                                     Second Fiscal Quarter                        Six Months
                                                             Ended                                  Ended
                                                -------------------------------         -------------------------------
                                                  June 30,            June 30,           June 30,            June 30,
                                                    2001                2000               2001                2000
                                                -----------         -----------         -----------         -----------
Revenues
     Net product revenue                        $   468,383         $   784,790         $   720,557         $ 1,681,286
     Service and other revenue                      374,264             388,575             776,427             751,782
                                                -----------         -----------         -----------         -----------

                                                    842,647           1,173,365           1,496,984           2,433,068

Cost of sales and services                          633,899             517,379             996,751           1,136,630
                                                -----------         -----------         -----------         -----------

                                                    208,748             655,986             500,233           1,296,438
                                                -----------         -----------         -----------         -----------

Operating expenses:
     Research and development                       139,702             158,772             304,591             332,440
     Selling and marketing                          187,528             150,619             378,269             269,424
     General and administrative                     438,685             302,183             851,284             548,204
                                                -----------         -----------         -----------         -----------

                                                    765,915             611,574           1,534,144           1,150,068
                                                -----------         -----------         -----------         -----------

Income (loss) from operations                      (557,167)             44,412          (1,033,911)            146,370

Other income (expense):
     Interest income                                   --                 4,508               3,948               7,894
     Interest expense                                (3,340)             (2,337)             (5,990)             (3,394)
                                                -----------         -----------         -----------         -----------

Net income (loss)                               $  (560,507)        $    46,583         $(1,035,953)        $   150,870
                                                ===========         ===========         ===========         ===========

Calculation of net loss per common share and dilutive share equivalents:

Net income (loss)                               $  (560,507)        $    46,583         $(1,035,953)        $   150,870
Preferred stock preferences                         (66,750)            (69,375)           (136,125)           (165,255)
                                                -----------         -----------         -----------         -----------

Net loss attributable to common
     shareholders                               $  (627,257)        $   (22,792)        $(1,172,078)        $   (14,385)
                                                ===========         ===========         ===========         ===========

Basic and diluted net loss per share            $     (0.09)        $     (0.01)        $     (0.15)        $     (0.00)
                                                ===========         ===========         ===========         ===========

Weighted average shares                           7,079,063           4,469,030           7,853,567           4,383,188
                                                ===========         ===========         ===========         ===========

                                          The accompanying notes are an integral part
                                        of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
                                 Preferred Stock Series B      Preferred Stock Series C      Preferred Stock Series D
                                ---------------------------   ---------------------------  ----------------------------

                                               Net issuance                  Net issuance                  Net issuance
                                   Shares         price          Shares         price          Shares         price
                                ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000           2,400   $  2,105,832            900   $    834,370            350   $    324,639

Net loss                                --             --             --             --             --             --

Interest on preferred stock             --             --             --             --             --             --

Issuance of common stock
   in satisfaction of accrued
   interest                             --             --             --             --             --             --

                                ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2001              2,400   $  2,105,832            900   $    834,370            350   $    324,639
                                ============   ============   ============   ============   ============   ============

Net loss                                --             --             --             --             --             --

Interest on preferred stock             --             --             --             --             --             --

Conversion of preferred stock           --             --             --             --             --             --

Issuance of common stock
   in satisfaction of accrued
   interest                             --             --             --             --             --             --

                                ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2001               2,400   $  2,105,832            900   $    834,370            350   $    324,639
                                ============   ============   ============   ============   ============   ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(continued)

                                  Preferred Stock Series E      Preferred Stock Series F
                                ---------------------------   ----------------------------

                                               Net issuance                   Net issuance
                                   Shares         price          Shares           price
                                ------------   ------------   ------------    ------------
Balance at December 31, 2000             500   $    273,880            175    $    175,000

Net loss                                --             --             --              --

Interest on preferred stock             --             --             --              --

Issuance of common stock
   in satisfaction of accrued
   interest                             --             --             --              --

                                ------------   ------------   ------------    ------------

Balance at March 31, 2001                500   $    273,880            175    $    175,000
                                ============   ============   ============    ============

Net loss                                --             --             --              --

Interest on preferred stock             --             --             --              --

Conversion of preferred stock           --             --             (175)       (175,000)

Issuance of common stock
   in satisfaction of accrued
   interest                             --             --             --              --

                                ------------   ------------   ------------    ------------

Balance at June 30, 2001                 500   $    273,880           --              --
                                ============   ============   ============    ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(continued)

                                               Common Stock
                                ------------------------------------------
                                                               Capital in       Notes                            Total
                                                   Par           excess       receivable      Accumulated     stockholders'
                                   Shares         value       of par value     empolyees         deficit        equity
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000       5,382,540   $    430,601   $ 13,027,829    ($   351,269)   ($14,810,932)   $  2,009,950

Net loss                                --             --             --              --          (475,446)   ($   475,446)

Interest on preferred stock             --             --             --              --           (69,375)   ($    69,375)

Issuance of common stock
   in satisfaction of accrued
   interest                             --             --           69,375            --              --      $     69,375

                                ------------   ------------   ------------    ------------    ------------    ------------

Balance at March 31, 2001          5,382,540   $    430,601   $ 13,097,204    ($   351,269)   ($15,355,753)   $  1,534,504
                                ============   ============   ============    ============    ============    ============

Net loss                                --             --             --              --          (560,507)   ($   560,507)

Interest on preferred stock             --             --             --              --           (66,750)   ($    66,750)

Conversion of preferred stock      3,134,689        250,775        (75,775)           --              --              --

Issuance of common stock
   in satisfaction of accrued
   interest                          928,039         74,243         (7,493)           --              --      $     66,750

                                ------------   ------------   ------------    ------------    ------------    ------------

Balance at June 30, 2001           9,445,268   $    755,619   $ 13,013,936    ($   351,269)   ($15,983,010)   $    973,997
                                ============   ============   ============    ============    ============    ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                               -------------------------------
                                                                              June 30, 2001       June 30, 2000
                                                                               -----------         -----------
Cash flows from operating activities:
       Net (loss) income                                                       $(1,035,953)        $   150,870
       Adjustments to reconcile net (loss) income to net
            cash (used for) provided by operating activities:
            Depreciation                                                            43,897              36,570
            Amortization of stock compensation                                        --                16,000
            Changes in assets and liabilities:
                 Decrease in accounts receivable                                     7,428             146,447
                 (Increase) decrease in inventories                                (48,942)             15,361
                 Decrease (increase) in other current assets                           705             (33,373)
                 Increase (decrease) in accounts payable                           313,861             (72,176)
                 Increase (decrease) in accrued expenses
                      and deferred compensation                                     54,052             (28,672)
                 Increase in deferred revenues                                     157,209              86,688
                                                                               -----------         -----------
       Net cash (used for) provided by operating activities                       (507,743)            317,715
                                                                               -----------         -----------
Cash flows from investing activities:
       Purchases of fixed assets                                                  (127,211)            (33,420)
       Additions to capitalized software development cost                          (82,850)               --
                                                                               -----------         -----------
       Net cash used for investing activities                                     (210,061)            (33,420)
                                                                               -----------         -----------
Cash flows from financing activities:
       (Principal payments on) acquisition of obligations
            under capital lease                                                     (7,628)              9,603
                                                                               -----------         -----------
       Net cash (used for) provided by  financing activities                        (7,628)              9,603
                                                                               -----------         -----------
Net (decrease) increase in cash and cash equivalents                              (725,432)            293,898
Cash and cash equivalents at beginning of year                                   1,213,443             664,917
                                                                               -----------         -----------
Cash and cash equivalents  at end of period                                    $   488,011         $   958,815
                                                                               ===========         ===========


Supplemental Cash Flow Information:
       Cash paid for interest                                                  $     5,990         $     3,394
       Non cash investing and financing activities:
            Accrued interest on preferred stock charged to
                 accumulated deficit                                               136,125             165,255
            Common stock issued in satisfaction of interest on
                 preferred stock                                                   136,125             165,255
            Purchase of property and equipment  under capital lease                   --                47,759
            Issuance of common stock upon conversion of preferred stock            175,000           1,579,374


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

    LIQUIDITY

       At June 30, 2001, the Company had cash of $488,011 and a current ratio of 1.4:1. The cash balance at December 31, 2000 was $1,213,443. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for fiscal 2001. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    RESEARCH & DEVELOPMENT AND COMPUTER DEVELOPMENT COSTS

       Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", requires the capitalization of certain software development costs incurred after technological feasibility is established. As of June 30, 2001, the Company has capitalized $82,850 of costs incurred for the development of its Windows(R) CE operating system.

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

    INTERIM PERIODS

       In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

       Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net income (loss) to determine the amount of net income (loss) attributable to common stockholders

3.  NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since the Company has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

4.  INVENTORIES

       Inventories consist of the following:    JUNE 30,     DECEMBER 31,
                                                  2001           2000
                                               ----------     ----------

       Raw material                            $  495,159     $  640,304
       Work-in-process                            363,937        131,114
       Finished goods                             336,553        375,289
                                               ----------     ----------

                                     Total     $1,195,649     $1,146,707
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

RESULTS OF OPERATIONS

           THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

           Revenues in the second quarter of fiscal year 2001 were $842,647 compared to $1,173,365 in the prior comparable quarter, a decrease of 28%. The lower revenues resulted principally from decreased shipments of units of the Company's DC4, and the non-availability of the Company's new generation of hand-held Datacomputers, the DC5, caused by engineering delays. The Company is expecting to ship the DC5 by early September 2001.

           The DC5 is the Company's new wireless, Microsoft(TM) Windows(R) CE based hand-held Datacomputer designed for the inventory service market. The DC5 is expected to replace the Company's previous inventory service hand-helds, the DC2.X and the DC2.5.

           The Company has also equipped its existing DC4 with Microsoft(TM) Windows(R) CE operating system to be used for other broad-based applications. The DC4 has replaced the Company's previous route accounting system hand-held, the DC3X.

           Cost of sales and services, as a percentage of net revenues, increased in the second quarter of fiscal 2001 to 75% from 44% in the prior comparable quarter. This increase is primarily attributable to the reduction to our estimates of net realizable value of certain older, discontinued products which will be moving at a slower pace during the Company's transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE based hand-held computers. This is combined with a higher percentage of fixed manufacturing overhead costs that were not offset due to the significant reduction in revenue.

           Research and development expenses increased to 17% of net revenues in the second quarter of fiscal 2001 from 14% in the second quarter of fiscal year 2000, due primarily to lower revenues. Actual research and development spending decreased by 12% in absolute dollars to $139,702 in the second quarter of fiscal 2001, from $158,772 for the same period in 2000. Spending reductions in certain development projects that were near completion, was offset by increased spending in the development of the DC5.

           Selling and marketing expenses increased to 22% of net revenues in the second quarter of fiscal 2001 from 13% in the second quarter of fiscal year 2000. Actual selling and marketing spending increased by 25% in absolute dollars to $187,528 in the second quarter of fiscal 2001, from $150,619 for the same period in 2000. The increase was attributable to the Company's effort to invest in marketing and sales of its new and existing products, to develop market opportunities, and to promote its competitive position.

           General and administrative expenses increased to 52% of net revenues in the second quarter of fiscal 2001 from 26% in the second quarter of fiscal year 2000. Actual general and administrative spending increased by 45% in absolute dollars to $438,685 in the second quarter of fiscal 2001, from $302,183 for the same period in 2000. The increase is attributable to higher legal fees in conjunction with the complaint filed against Infos International, Inc. and Infos Group, Inc., along with an increase in executive compensation.

           The Company's operating loss was $557,167 for the second quarter of fiscal 2001, compared to an operating income of $44,412 in the second quarter of fiscal year 2000. The loss was primarily attributable to the decrease in sales, combined with an increase in expenses as discussed above.

           SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

           Revenues in the first six months of fiscal year 2001 were $1,496,984 compared to $2,433,068 in the prior comparable period, a decrease of 38%. The lower revenues resulted principally from decreased shipments of units of the Company's DC4, and the non-availability of the Company's new generation of hand-held Datacomputers, the DC5, caused by engineering delays. The Company is expecting to ship the DC5 by early September 2001.

           The DC5 is the Company's new wireless, Microsoft(TM) Windows(R) CE based hand-held Datacomputer designed for the inventory service market. The DC5 is expected to replace the Company's previous inventory service hand-helds, the DC2.X and the DC2.5.

           The Company has also equipped its existing DC4 with Microsoft(TM) Windows(R) CE operating system to be used for other broad-based applications. The DC4 has replaced the Company's previous route accounting system hand-held, the DC3X.

           Cost of sales and services, as a percentage of net revenues, increased in the first six months of fiscal 2001 to 67% from 47% in the prior comparable period. This increase is primarily attributable to the reduction to our estimates of net realizable value of certain older, discontinued products which will be moving at a slower pace during the Company's transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE based hand-held computers. This is combined with a higher percentage of fixed manufacturing overhead costs that were not offset due to the significant reduction in revenue.

           Research and development expenses increased to 20% of net revenues in the first six months of fiscal 2001 from 14% in the first six months of fiscal year 2000, due primarily to lower revenues. Actual research and development spending decreased by 8% in absolute dollars to $304,591 in the first six months of fiscal 2001, from $332,440 for the same period in 2000. Spending reductions in certain development projects that were near completion, was offset by increased spending in the development of the DC5.

           Selling and marketing expenses increased to 25% of net revenues in the first six months of fiscal 2001 from 11% in the first six months of fiscal year 2000. Actual selling and marketing spending increased by 40% in absolute dollars to $378,269 in the first six months of fiscal 2001, from $269,424 for the same period in 2000. The increase was attributable to the Company's effort to invest in marketing and sales of its new and existing products, to develop market opportunities, and to promote its competitive position.

           General and administrative expenses increased to 57% of net revenues in the first six months of fiscal 2001 from 23% in the first six months of fiscal year 2000. Actual general and administrative spending increased by 55% in absolute dollars to $851,284 in the first six months of fiscal 2001, from $548,204 for the same period in 2000. The increase is attributable to higher legal fees in conjunction with the complaint filed against Infos International, Inc. and Infos Group, Inc., along with an increase in executive compensation.

           The Company's operating loss was $1,033,911 for the first six months of fiscal 2001, compared to an operating income of $146,370 in the first six months of fiscal year 2000. The loss was primarily attributable to the decrease in sales, combined with an increase in expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2001, the Company had cash of $488,011 and a current ratio of 1.4:1. The cash balance at December 31, 2000 was $1,213,443. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs for fiscal 2001. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since the Company has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

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

ITEM 2. CHANGES IN SECURITIES

           On May 23, 2001, the Company issued an aggregate of 928,039 shares of its common stock, par value $.08 per share, to RBB Bank AG ("RBB Bank") in satisfaction of an aggregate interest payment due to RBB Bank of $136,125, which interest was due under the terms of the Company's Series B, C, D and F Convertible Preferred Stock that are currently issued, outstanding, and held by RBB Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

           On May 23, 2001, the Company issued of 1,423,825 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") upon the conversion by RBB Bank of 75 shares of the Company's Series F Convertible Preferred Stock at a conversion price of $0.052675 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

           On May 23, 2001, the Company issued of 1,710,864 shares of its Common Stock, par value $.08 per share (the "Shares"), to RBB Bank AG ("RBB Bank") upon the conversion by RBB Bank of 100 shares of the Company's Series F Convertible Preferred Stock at a conversion price of $0.05845 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

                                  NATIONAL DATACOMPUTER, INC.


August 20, 2001                   /s/ John P. Ward
                                  -----------------------------------
                                  John P. Ward
                                  Director and Acting Chief Executive Officer


August 20, 2001                   /s/ Gerald S. Eilberg
                                  -----------------------------------
                                  Gerald S. Eilberg
                                  Vice President, Finance and Administration
                                  Chief Financial Officer