Form 10QSB
period 2001-09-30
NATIONAL DATACOMPUTER INC
filed 2001-11-14
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-15885




                           NATIONAL DATACOMPUTER, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           DELAWARE                                         04-2942832
-------------------------------                  -------------------------------
(STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION #)
INCORPORATION OR ORGANIZATION)


900 Middlesex Turnpike, Bldg. 5
Billerica, Ma.                                              01821
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number including area code (978) 663-7677

        ----------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past
ninety (90) days.           Yes X   No
                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2001.

COMMON STOCK, $0.08 PAR VALUE                               10,110,939
-----------------------------                            ------------------
   (Title of each class)                                 (number of shares)

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        -------

ITEM 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

         Unaudited Balance Sheets as of September 30, 2001
          and December 31, 2000.............................................. 3

         Unaudited Statements of Operations for the three and nine
          months ended September 30, 2001 and September 30, 2000............. 4

         Unaudited Statement of Stockholders' Equity for the nine
          months ended September 30, 2001.................................... 5

         Unaudited Statements of Cash Flow for the nine months ended
          September 30, 2001 and September 30, 2000.......................... 6

         Unaudited Notes to Interim Financial Statements..................... 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS........................................... 9



                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................15

ITEM 2.  Changes in Securities...............................................15

ITEM 3.  Defaults upon Senior Securities.....................................15

ITEM 4.  Submissions of Matters to a Vote of Security Holders................15

ITEM 5.  Other Information...................................................15

ITEM 6.  Exhibits and Reports on Form 8-K....................................15


SIGNATURES...................................................................16

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       September 30,     December 31,
                                                                           2001             2000
                                                                       ------------      ------------
Assets
Current Assets:
   Cash and cash equivalents                                           $    417,476      $  1,213,443
   Accounts receivable, net                                                 468,407           414,594
   Inventories                                                            1,060,919         1,146,707
   Other current assets                                                      27,059            48,612
                                                                       ------------      ------------
      Total current assets                                                1,973,861         2,823,356

Fixed assets, net                                                           461,217           244,312
                                                                       ------------      ------------
      Total Assets                                                     $  2,435,078      $  3,067,668
                                                                       ============      ============

Liabilities and stockholders' equity Current Liabilities:
   Current obligations under capital lease                             $     16,580      $     17,074
   Accounts payable                                                         508,826           222,883
   Accrued payroll and related taxes                                        123,623            71,052
   Accrued expenses - other                                                 160,689           155,295
   Deferred revenues                                                        586,468           530,774
                                                                       ------------      ------------
      Total current liabilities                                           1,396,186           997,078

Obligations under capital lease                                              50,230            60,640
                                                                       ------------      ------------
      Total Liabilities                                                   1,446,416         1,057,718
                                                                       ------------      ------------
Stockholders' equity
   Preferred stock, Series A convertible, $0.001 par value;
      20 shares authorized; no shares issued and outstanding                   --                --

   Preferred stock, Series B convertible $0.001 par value;
      4,200 shares authorized; 2,400 shares issued and outstanding
      (liquidating preference of $2,400,000)                              2,105,832         2,105,832

   Preferred stock, Series C convertible $0.001 par value;
      900 shares authorized, issued and outstanding
      (liquidating preference of $900,000)                                  834,370           834,370

   Preferred stock, Series D convertible $0.001 par value;
      350 shares authorized, issued and outstanding
      (liquidating preference of $350,000)                                  324,639           324,639

   Preferred stock, Series E convertible $0.001 par value;
      500 shares authorized, issued and outstanding
      (liquidating preference of $500,000)                                  273,880           273,880

   Preferred stock, Series F convertible $0.001 par value;
      175 shares authorized; 0 and 175 shares issued and
      outstanding at September 30, 2001 and December 31, 2000,
      respectively (liquidating preference of $0 and $175,000,
      respectively)                                                            --             175,000

   Common stock, $0.08 par value; 30,000,000 shares authorized;
      10,110,939 and 5,382,540 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                808,874           430,601

   Capital in excess of par value                                        13,027,431        13,027,829
   Accumulated deficit                                                  (16,035,095)      (14,810,932)
   Stock subscription receivable                                           (351,269)         (351,269)
                                                                       ------------      ------------
      Total stockholders' equity                                            988,662         2,009,950
                                                                       ------------      ------------
      Total liabilities and Stockholders' equity                       $  2,435,078      $  3,067,668
                                                                       ============      ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                 Third Fiscal Quarter                                       Nine Months
                                                        Ended                                                  Ended
                                      --------------------------------------------      --------------------------------------------
                                          September 30,           September 30,             September 30,          September 30,
                                               2001                  2000                       2001                    2000
Revenues
    Net product revenue               $            849,455   $            665,870       $          1,570,012   $          2,347,156
    Service and other revenue                      410,290                361,210                  1,186,717              1,112,992
                                      ---------------------  ---------------------      ---------------------  ---------------------

       Total Revenues                            1,259,745              1,027,080                  2,756,729              3,460,148

Cost of sales and services                         632,915                534,964                  1,629,666              1,671,594
                                      ---------------------  ---------------------      ---------------------  ---------------------

       Gross Margin                                626,830                492,116                  1,127,063              1,788,554
                                      ---------------------  ---------------------      ---------------------  ---------------------

Operating expenses:
    Research and development                       136,105                159,180                    440,696                491,620
    Selling and marketing                          160,598                157,331                    538,867                426,754
    General and administrative                     312,661                298,922                  1,163,945                847,127
                                      ---------------------  ---------------------      ---------------------  ---------------------

       Total Operating Expenses                    609,364                615,433                  2,143,508              1,765,501
                                      ---------------------  ---------------------      ---------------------  ---------------------

Income (loss) from operations                       17,466               (123,317)                (1,016,445)                23,053

Other income (expense):
    Interest income                                      -                  2,605                      3,948                 10,499
    Other income                                         -                     -                          -                      -
    Interest expense                                (2,801)                (2,718)                    (8,791)                (6,112)
                                      ---------------------  ---------------------      ---------------------  ---------------------

Net income (loss)                     $             14,665   $           (123,430)      $         (1,021,288)  $             27,440
                                      =====================  =====================      =====================  =====================



Calculation of net loss per common
share and dilutive share equivalents:

Net income (loss)                     $             14,665   $           (123,430)      $         (1,021,288)  $             27,440
Preferred stock preferences                        (66,750)               (69,375)                  (202,875)              (234,630)
                                      ---------------------  ---------------------      ---------------------  ---------------------

Net loss attributable to common
    stockholders                      $            (52,085)  $           (192,805)      $         (1,224,163)  $           (207,190)
                                      =====================  =====================      =====================  =====================

Basic and diluted net loss per share  $              (0.01)  $              (0.04)      $              (0.13)  $              (0.05)
                                      =====================  =====================      =====================  =====================

Weighted average shares                          9,620,827              4,794,069                  9,235,445              4,480,563
                                      =====================  =====================      =====================  =====================


                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                       PREFERRED STOCK SERIES B                PREFERRED STOCK SERIES C
                                 -------------------------------------   -------------------------------------

                                                     NET ISSUANCE                            NET ISSUANCE
                                    SHARES               PRICE              SHARES               PRICE
                                 --------------   --------------------   --------------   --------------------

Balance at December 31, 2000             2,400             $2,105,832              900               $834,370

Net loss                                     -                      -                -                      -

Interest on preferred stock                  -                      -                -                      -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                -                      -

                                 --------------   --------------------   --------------   --------------------

Balance at March 31, 2001                2,400             $2,105,832              900               $834,370
                                 ==============   ====================   ==============   ====================

Net loss                                     -                      -                -                      -

Interest on preferred stock                  -                      -                -                      -

Conversion of preferred stock                -                      -                -                      -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                -                      -

                                 --------------   --------------------   --------------   --------------------

Balance at June 30, 2001                 2,400             $2,105,832              900               $834,370
                                 ==============   ====================   ==============   ====================

Net income                                   -                      -                -                      -

Interest on preferred stock                  -                      -                -                      -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                -                      -

                                 --------------   --------------------   --------------   --------------------

Balance at September  30, 2001           2,400             $2,105,832              900               $834,370
                                 ==============   ====================   ==============   ====================



                                       PREFERRED STOCK SERIES D                PREFERRED STOCK SERIES E
                                 -------------------------------------   -------------------------------------

                                                     NET ISSUANCE                            NET ISSUANCE
                                    SHARES               PRICE              SHARES               PRICE
                                 --------------   --------------------   --------------   --------------------
Balance at December 31, 2000               350               $324,639              500               $273,880

Net loss                                     -                      -                -                      -

Interest on preferred stock                  -                      -                -                      -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                -                      -

                                 --------------   --------------------   --------------   --------------------

Balance at March 31, 2001                  350               $324,639              500               $273,880
                                 ==============   ====================   ==============   ====================

Net loss                                     -                      -                -                      -

Interest on preferred stock                  -                      -                -                      -

Conversion of preferred stock                -                      -                -                      -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                -                      -

                                 --------------   --------------------   --------------   --------------------

Balance at June 30, 2001                   350               $324,639              500               $273,880
                                 ==============   ====================   ==============   ====================

Net income                                   -                      -                -                      -

Interest on preferred stock                  -                      -                -                      -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                -                      -

                                 --------------   --------------------   --------------   --------------------

Balance at September  30, 2001             350               $324,639              500               $273,880
                                 ==============   ====================   ==============   ====================


                                       PREFERRED STOCK SERIES F                                COMMON STOCK
                                 -------------------------------------   ---------------------------------------------------------
                                                                                                                   CAPITAL IN
                                                     NET ISSUANCE                                 PAR                EXCESS
                                    SHARES              PRICE                 SHARES             VALUE            OF PAR VALUE
                                 --------------  ---------------------   -----------------  ----------------   -------------------

Balance at December 31, 2000               175               $175,000           5,382,540          $430,601           $13,027,829

Net loss                                     -                      -                   -                 -                     -

Interest on preferred stock                  -                      -                   -                 -                     -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -                   -                 -                69,375

                                 --------------  ---------------------   -----------------  ----------------   -------------------

Balance at March 31, 2001                  175               $175,000           5,382,540          $430,601           $13,097,204
                                 ==============  =====================   =================  ================   ===================

Net loss                                     -                      -                   -                 -                     -

Interest on preferred stock                  -                      -                   -                 -                     -

Conversion of preferred stock             (175)              (175,000)          3,134,689           250,775               (75,775)

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -             928,039            74,243                (7,493)

                                 --------------  ---------------------   -----------------  ----------------   -------------------

Balance at June 30, 2001                     -                      -           9,445,268          $755,619           $13,013,936
                                 ==============  =====================   =================  ================   ===================

Net income                                   -                      -                   -                 -                     -

Interest on preferred stock                  -                      -                   -                 -                     -

Issuance of common stock
   in satisfaction of accrued
   interest                                  -                      -             665,671            53,255                13,495

                                 --------------  ---------------------   -----------------  ----------------   -------------------

Balance at September  30, 2001               -                      -          10,110,939          $808,874           $13,027,431
                                 ==============  =====================   =================  ================   ===================


                                       NOTES                                      TOTAL
                                    RECEIVABLE           ACCUMULATED          STOCKHOLDERS'
                                     EMPOLYEES             DEFICIT                EQUITY
                                 ------------------  ---------------------  -------------------

Balance at December 31, 2000             ($351,269)          ($14,810,932)          $2,009,950

Net loss                                         -               (475,446)           ($475,446)

Interest on preferred stock                      -                (69,375)            ($69,375)

Issuance of common stock
   in satisfaction of accrued
   interest                                      -                      -              $69,375

                                 ------------------  ---------------------  -------------------

Balance at March 31, 2001                ($351,269)          ($15,355,753)          $1,534,504
                                 ==================  =====================  ===================

Net loss                                         -               (560,507)           ($560,507)

Interest on preferred stock                      -                (66,750)            ($66,750)

Conversion of preferred stock                    -                      -                    -

Issuance of common stock
   in satisfaction of accrued
   interest                                      -                      -              $66,750

                                 ------------------  ---------------------  -------------------

Balance at June 30, 2001                 ($351,269)          ($15,983,010)            $973,997
                                 ==================  =====================  ===================

Net income                                       -                 14,665              $14,665

Interest on preferred stock                      -                (66,750)            ($66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                                      -                      -              $66,750

                                 ------------------  ---------------------  -------------------

Balance at September  30, 2001           ($351,269)          ($16,035,095)            $988,662
                                 ==================  =====================  ===================


                  The accompanying notes are an integral part
                 of these unaudited intern financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Nine Months Ended
                                                                                            -------------------

                                                                            September 30, 2001            September 30, 2000

Cash flows from operating activities:
      Net (loss) income                                                  $             (1,021,288)      $                27,440
      Adjustments to reconcile net (loss) income to net
          cash (used for) provided by operating activities:
          Depreciation                                                                     71,471                        56,409
          Amortization of stock compensation                                                    -                        24,000
          Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                                 (53,813)                      587,934
               Decrease in inventories                                                     85,788                        61,727
               Decrease (increase) in other current assets                                 21,553                       (64,296)
               Increase (decrease) in accounts payable                                    285,943                      (152,064)
               Increase (decrease) in accrued expenses
                   and deferred compensation                                               57,965                       (12,457)
               Increase (decrease) in deferred revenues                                    55,694                       (57,061)
                                                                          ------------------------       -----------------------

      Net cash (used for) provided by operating activities                               (496,687)                      471,632
                                                                          ------------------------       -----------------------

Cash flows from investing activities:
      Purchases of fixed assets                                                          (138,787)                      (30,430)
      Additions to capitalized software development cost                                 (149,589)                            -
                                                                          ------------------------       -----------------------

      Net cash used for investing activities                                             (288,376)                      (30,430)
                                                                          ------------------------       -----------------------

Cash flows from financing activities:
      Principal payments on obligations
          under capital lease                                                             (10,904)                      (21,861)
                                                                          ------------------------       -----------------------

      Net cash used for financing activities                                              (10,904)                      (21,861)
                                                                          ------------------------       -----------------------

Net (decrease) increase in cash and cash equivalents                                     (795,967)                      419,341
Cash and cash equivalents at beginning of year                                          1,213,443                       664,917
                                                                          ------------------------       -----------------------

Cash and cash equivalents at end of period                               $                417,476       $             1,084,258
                                                                          ========================       =======================


Supplemental Cash Flow Information:
      Cash paid for interest                                             $                  8,791       $                 6,112
      Non cash investing and financing activities:
          Accrued interest on preferred stock charged to
               accumulated deficit                                                        202,875                       234,630
          Common stock issued in satisfaction of interest on
               preferred stock                                                            202,875                       234,630
          Purchase of property and equipment  under capital lease                               -                        79,407
          Issuance of common stock upon conversion of preferred stock                     175,000                     1,579,374



                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

         National Datacomputer, Inc. (the "Company") designs, develops, manufactures, markets and services a line of hand-held battery powered, microprocessor-based data collection products, computers and associated peripherals for use in mobile operations. The Company's products and services include data communications equipment, application-specific software, hand-held computers and related peripherals, associated training and support services.

     LIQUIDITY

         At September 30, 2001, the Company had cash of $417,476 and a current ratio of 1.4:1. The cash balance at December 31, 2000 was $1,213,443. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

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

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      RESEARCH & DEVELOPMENT AND COMPUTER DEVELOPMENT COSTS

         Research and development costs, other than software development costs, have been charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs incurred after technological feasibility is established. As of September 30, 2001, the Company has capitalized $149,589 of costs incurred for the development of its Windows(R) CE-based operating system.

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since the Company has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on the Company's financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long Lived Assets to be disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on the Company's financial position and results of operations.

4.    INVENTORIES

      Inventories consist of the following:                   SEPTEMBER 30,              DECEMBER 31,
                                                                   2001                      2000
                                                          -----------------------    ----------------------

      Raw material                                              $  519,625                 $ 640,304
      Work-in-process                                              470,263                   131,114
      Finished goods                                                71,031                   375,289
                                                          -----------------------    ----------------------

                               Total                            $1,060,919                $1,146,707
                                                          =======================    ======================




         Inventories are stated at the lower of cost (first-in, first-out) or market.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. The following discussion contains

         Forward-Looking Statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The Company's actual results could differ materially from those discussed here. See "Special Note Regarding Forward-Looking Statements."

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues in the third quarter of fiscal year 2001 were $1,259,745 compared to $1,027,080 in the prior comparable quarter, an increase of 23%. The higher revenues resulted principally from increased shipments of the Company's DC4.

         Revenues from the Company's inventory service systems decreased in the third quarter of fiscal year 2001 since the introduction of the DC5, the replacement product for the older generation DC2X's and DC2.5's, was slowed due to engineering delays.

         The DC5 is the Company's new wireless, Microsoft(TM) Windows(R) CE-based hand-held Datacomputer. The Company is planning to accelerate shipping of the DC5 by early December 2001

         The Company has also equipped its existing DC4 with Microsoft(TM) Windows(R) CE-based operating system to be used for other broad-based applications. The DC4 has replaced the Company's older generation of route accounting system hand-held, the DC3X.

         Cost of sales and services, as a percentage of net revenues, was 50% in the third quarter of fiscal 2001 compared to 52% in the prior comparable quarter. This was a result of the significant increase in revenues over fixed manufacturing overhead cost.

         Research and development expenses decreased to 11% of net revenues in the third quarter of fiscal 2001 from 15% in the third quarter of fiscal year 2000. Actual research and development spending decreased by 14% in absolute dollars to $136,105 in the third quarter of fiscal 2001, from $159,180 for the same period in 2000. The decrease was due to the Company's capitalization of $66,739, of software development costs incurred to develop its Windows(R) CE-based operating system in the third quarter of fiscal year 2001.

         Selling and marketing expenses decreased to 13% of net revenues in the third quarter of fiscal 2001 from 15% in the third quarter of fiscal year 2000 due to the higher sales. Actual selling and marketing spending increased by 2% in absolute dollars to $160,598 in the third quarter of fiscal 2001, from $157,331 for the same period in 2000.

         General and administrative expenses decreased to 25% of net revenues in the third quarter of fiscal 2001 from 29% in the third quarter of fiscal year 2000. Actual general and administrative spending increased by 5% in absolute dollars to $312,661 in the third quarter of fiscal 2001, from $298,922 for the same period in 2000. The increase is attributable to higher legal fees in conjunction with the complaint filed against Infos International, Inc. and Infos Group, Inc.

         The Company's operating income was $17,466 for the third quarter of fiscal 2001, compared to an operating loss of $123,317 in the third quarter of fiscal year 2000. The increased income was primarily attributable to the increased sales, and the improved margins.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues in the first nine months of fiscal year 2001 were $2,756,729 compared to $3,460,148 in the prior comparable period, a decrease of 20%. The lower revenues resulted principally from decreased shipments of units of the Company's DC4 products, during the first 6 months of fiscal year 2001.

         Revenues from the Company's inventory service systems decreased in the first nine months of fiscal year 2001 since the introduction of the DC5, the replacement product for the older generation DC2X's and DC2.5's, was slowed due to engineering delays.

         The DC5 is the Company's new wireless, Microsoft(TM) Windows(R) CE-based hand-held Datacomputer. The Company is planning to accelerate shipping of the DC5 by early December 2001.

         The Company has also equipped its existing DC4 with Microsoft(TM) Windows(R) CE-based operating system to be used for other broad-based applications. The DC4 has replaced the Company's older generation of route accounting system hand-held, the DC3X.

         Cost of sales and services, as a percentage of net revenues, increased in the first nine months of fiscal 2001 to 59% from 48% in the prior comparable period. This increase is primarily attributable to the reduction to our estimates of net realizable value of certain older, discontinued products which will be shipping at a slower pace during the Company's transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE-based hand-held computers. This is combined with a higher percentage of fixed manufacturing overhead costs that were not offset due to the significant reduction in revenue.

         Research and development expenses increased to 16% of net revenues in the first nine months of fiscal 2001 from 14% in the first nine months of fiscal year 2000, due primarily to lower revenues. Actual research and development spending decreased by 10% in absolute dollars to $440,696 in the first nine months of fiscal 2001, from $491,620 for the same period in 2000. The decrease was due to the Company's capitalization of $149,589, of software development costs incurred to develop its Windows(R) CE-based operating system in the first nine months of fiscal year 2001.

         Selling and marketing expenses increased to 20% of net revenues in the first nine months of fiscal 2001 from 12% in the first nine months of fiscal year 2000. Actual selling and marketing spending increased by 26% in absolute dollars to $538,867 in the first nine months of fiscal 2001, from $426,754 for the same period in 2000. The increase was attributable to the Company's effort to invest in marketing and sales of its new and existing products, to develop market opportunities, and to promote its competitive position.

         General and administrative expenses increased to 42% of net revenues in the first nine months of fiscal 2001 from 24% in the first nine months of fiscal year 2000. Actual general and administrative spending increased by 37% in absolute dollars to $1,163,945 in the first nine months of fiscal 2001, from $847,127 for the same period in 2000. The increase is attributable to higher legal fees in conjunction with the complaint filed against Infos International, Inc. and Infos Group, Inc., along with an increase in executive compensation.

         The Company's operating loss was $1,016,445 for the first nine months of fiscal 2001, compared to an operating income of $23,053 in the first nine months of fiscal year 2000. The loss was primarily attributable to the decrease in sales, combined with an increase in expenses as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had cash of $417,476 and a current ratio of 1.4:1. The cash balance at December 31, 2000 was $1,213,443. The Company anticipates that available cash, together with cash flow from anticipated operations, will be sufficient to meet its working capital needs. Nevertheless, unanticipated adverse results of operations could impact anticipated cash flows and, as a result, there can be no assurance that the Company will not be required to raise additional capital or that the Company will be able to raise additional capital on favorable terms, if at all.

         ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since the Company has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on the Company's financial position and results of operations.

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long Lived Assets to be disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on the Company's financial position and results of operations.

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

ITEM 2.  CHANGES IN SECURITIES

         On September 13, 2001, the Company issued an aggregate of 665,671 shares of its common stock, par value $.08 per share, to Capital Bank Grawe Gruppe AG ("Capital Bank") in satisfaction of an aggregate interest payment due to Capital Bank of $66,750 which interest was due under the terms of the Company's Series B, C, D and F Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

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

                                     NATIONAL DATACOMPUTER, INC.


November 14, 2001                    /s/ John P. Ward
                                     ----------------
                                     John P. Ward
                                     Chairman of the Board, Acting President and
                                     Chief Executive Officer


November 14, 2001                    /s/ Gerald S. Eilberg
                                     ---------------------
                                     Gerald S. Eilberg
                                     Vice President, Finance and Administration
                                     Chief Financial Officer