Form 10KSB
period 2001-12-31
NATIONAL DATACOMPUTER INC
filed 2002-04-16
CIK 812880

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     (Mark One)

        [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

                                                       Yes  [X]  No  [ ]

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            The registrant had revenues of approximately $4,013,000 during the fiscal year ended December 31, 2001. As of March 7, 2002, 11,115,397 shares of the registrant's common stock, $.08 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $1,162,981.

            Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]
================================================================================

                                     PART I

            THE SECURITIES AND EXCHANGE COMMISSION ENCOURAGES COMPANIES TO DISCLOSE FORWARD-LOOKING INFORMATION SO THAT INVESTORS CAN BETTER UNDERSTAND A COMPANY'S FUTURE PROSPECTS AND MAKE INFORMED INVESTMENT DECISIONS. THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS SUCH "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY BE MADE DIRECTLY IN THIS ANNUAL REPORT, AND THEY MAY ALSO BE MADE A PART OF THIS ANNUAL REPORT BY REFERENCE TO OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, WHICH IS KNOWN AS "INCORPORATION BY REFERENCE."

            WORDS SUCH AS "MAY," "ANTICIPATE," "ESTIMATE," "EXPECTS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES" AND WORDS AND TERMS OF SIMILAR SUBSTANCE USED IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE, IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE MANAGEMENT'S PRESENT EXPECTATIONS OF FUTURE EVENTS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS: OUR INABILITY TO FURTHER IDENTIFY, DEVELOP AND ACHIEVE COMMERCIAL SUCCESS FOR NEW PRODUCTS AND TECHNOLOGIES; THE POSSIBILITY OF DELAYS IN PRODUCT DEVELOPMENT, MANUFACTURING AND SHIPMENT; THE LEVELS AND TIMING OF PAYMENTS BY OUR CUSTOMERS; THE DEVELOPMENT OF COMPETING PRODUCTS; OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES; PATENT-INFRINGEMENT CLAIMS; AND RISKS OF NEW, CHANGING AND COMPETITIVE TECHNOLOGIES AND REGULATIONS IN THE UNITED STATES AND INTERNATIONALLY.

            IN LIGHT OF THESE ASSUMPTIONS, RISKS AND UNCERTAINTIES, THE RESULTS AND EVENTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT OR IN ANY DOCUMENT INCORPORATED BY REFERENCE MIGHT NOT OCCUR. STOCKHOLDERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY OF THE DATE OF THIS ANNUAL REPORT OR THE DATE OF THE DOCUMENT INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT. WE ARE NOT UNDER ANY OBLIGATION, AND WE EXPRESSLY DISCLAIM ANY OBLIGATION, TO UPDATE OR ALTER ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL SUBSEQUENT FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR TO ANY PERSON ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION.


ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

            Our mission is to provide solutions to workplace problems through the use of mobile information systems. We design, manufacture, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales, distribution, and inventory control. Our products and services include data communication networks, application-specific software, hand-held computers and related peripherals, as well as associated training and support services. Our products are designed to facilitate rapid and accurate data collection, data processing and two-way communication of information with a customer's host information system. We were organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business.

            We invest in technologies that support our systems-solution approach, such as application software and network communication systems. We believe that our future success depends on superior marketing, service, and solutions. Our goal is to be the leading supplier in selected market sectors. The key elements of this strategy include: (i) performing effective market research to assess and identify market sectors that represent viable business opportunities; (ii) providing system communications to a customer's host information system in addition to data collection software and hardware; (iii) updating hardware and software solutions to remain current with customers' needs as well as existing technology; and (iv) maintaining superior software to run on our hardware and network communications in selected market segments.

INDUSTRY BACKGROUND

            In the 1970s, microprocessor-powered equipment began to find applications where portable, battery-powered units were required. These units found their largest applications in the retail industry for entering re-order information into the distribution systems which supply retail stores. A number of other data collection applications also began to appear in the inventory service industry.

            The state of the art in microprocessors at the time was units with small memories and programs written in proprietary or machine languages contained in firmware. The applications were, by necessity, simple compared to other computer applications in business and industry. As the need for more flexible and sophisticated programs grew, the use of units requiring firmware became less and less desirable. This situation existed until the mid-1980s when personal computers blossomed and the computer industry shifted to electronics with low-powered complimentary metal oxide semiconductors ("CMOS"), which generally require less power. At that point, it became possible to create software systems with the level of flexibility and sophistication available in other parts of the software industry and the hand-held personal computer was introduced.

            We believe that the future of hand-held computers is dependent on the software or solutions industry. The opportunity to design computers for "people who don't work at a desk" has opened up large new markets. The application of this software technology to industries involving product distribution on routes is a good example of this opportunity since the distribution process can be highly automated, capturing every transaction as well as supplying additional information for management controls not previously possible.

PRODUCTS

        We design, manufacture, market and service rugged, programmable hand-held computers, data collection devices and associated peripheral products. We are also a leading developer of tailored software solutions, such as our Route Service System, for people who need the power of a PC in the field rather than at a desk. We also provide software solutions specific to the inventory service market. We believe that our customers require products that allow flexible, tailored software solutions in a cost-effective and timely manner.

HARDWARE.

        Our hand-held Datacomputer(R) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock resistant, water tight and operate over a wide temperature range. In addition, the Datacomputer's full-sized, numeric keypad is designed for fast and accurate data entry, even while a user is wearing gloves.

            Application programs for our Datacomputers can be written on conventional desktop computers with commonly used programming languages and then executed on the Datacomputer. Application programs and data are stored in the Datacomputer's random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. The Datacomputer can receive data through bar-code readers, cables from other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. Our Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

DATACOMPUTER MODEL DC5(TM)

            In the first quarter of fiscal year 2001, we announced the introduction of our Datacomputer Model DC5(TM) (the "DC5") as a new generation of hand-held Datacomputers designed for the inventory service industry.

            The DC5 is designed as a rugged, Microsoft(TM) Windows(R) CE based mobile Datacomputer with radio frequency (RF) connectivity to provide fast, real-time, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory management.

            We believe that the DC5 is an ideal inventory management solution for inventory service companies where having employees on the clock uploading collected data is an expensive time-consuming task. An inventory service company is an organization that contracts with businesses that maintain large inventories, such as department or retail stores.

            The DC5 is designed to speed the inventory taking process by freeing employees from manually uploading information. Therefore, employees count continuously, increasing business productivity and cost effectiveness. It also allows inventory service companies to streamline their business process with access to real-time data, real-time SKU inventory with real-time terminal emulation.

            We believe there is a fundamental shift underway in the way inventory service companies do business. The DC5 is designed to capitalize on this change. Approximately 2% of our 2001 total revenue was attributed to sales of the new DC5.

DATACOMPUTER MODEL DC4(TM)

        Our Datacomputer Model DC4(TM) (the "DC4"), introduced in late 1997, is designed for use by the route service market. The DC4 is an advanced version of the DC3X described below in that it employs a faster processor and a faster internal modem. The DC4 also incorporates several significant features not available in the DC3X, such as a touch-screen, a signature capture capability, two slots for PC-cards, and a high-speed modem. The enhanced processing power and ruggedness of the DC4 is drawing interest from markets other than our traditional markets. The DC4 can be equipped with Microsoft(TM) Windows(R) CE operating system..

        We offer the DC4 with two different software solutions. The Pre-Sales System (the "PSS") includes a Datacomputer, software and various peripherals for use by customers who sell their products on routes and book the sales orders through dedicated sales forces. The Driver-Sales System (the "DSS") is used by customers who sell their products through delivery drivers and includes a Datacomputer, one of several portable or truck-mounted printers, peripherals, and software. We believe that the application software included in our PSS and DSS solutions offers a high degree of customization for a variety of customer applications.

            Distributors, who sell products prior to actual delivery, typically purchase the PSS. Due to the fact that the salesman is not required to create and print out a delivery slip for any customer, there is no need for a printer. The PSS allows the salesman to access all of the distributor's information on the customer's account as well as to input the customer's next delivery order. Distributors who do not sell products prior to actual delivery, on the other hand, typically purchase the DSS. The DSS allows a salesperson arriving at a stop to perform an inventory check, determine the level of inventory to be delivered, and print out a delivery slip for the customer.

            Approximately 14% of our 2001 total revenue was attributed to sales of the DC4

DATACOMPUTER MODEL 3X(TM)

            Our Datacomputer Model 3X(TM) (the "DC3X") was designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC3X contains an industry standard bar-code port that allows quick and convenient scanning of bar codes for accurate inventory management. The DC3X also supports fixed beam pencil wands, charge coupled device (CCD) and laser light beam readers for a multitude of scanning applications. Approximately 4% of our 2001 total revenue was attributed to the sale of the DC3X, which was discontinued in October 2001, due to the discontinuance of components by our suppliers.

ICAL MODEL 100R(TM)

            Our ICAL Model 100R(TM) (the "ICAL 100R") is designed for taking inventory for financial and control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. We have sold the ICAL 100R to the inventory audit market for the last 13 years.

            The primary customers for the ICAL 100R are inventory service companies that take inventory for retailers and other institutions on a contract basis, and retailers such as convenience store chains or others selling large quantities of relatively low priced items.

            Approximately 5% of our 2001 total revenue was attributed to the sale of the ICAL 100R. Revenues generated by the ICAL 100R are almost exclusively from customers who wish to continue to use their installed base of ICAL devices. We intend to continue supporting the ICAL product line to protect our customers' investments.

TAILORED SOFTWARE SOLUTIONS

ROUTERIDER(R)

            Our Datacomputers can be equipped with our RouteRIDER(R) ("RouteRIDER") software, which is designed to be a powerful but easy-to-use route service system that can be customized to the way customers run their businesses. RouteRIDER equipped Datacomputers allow sales people to communicate orders electronically, as often as they want throughout the day, by modem or cellular phone.

            Sales people returning to an office or warehouse at the end of the day can exchange information by connecting their RouteRIDER Datacomputer to a communications server either directly or through NDINet(TM), our proprietary network software, which unattended, can receive information from multiple RouteRIDER Datacomputers at multiple locations. Sales people who do not return to an office or warehouse at the end of the day can call their home base every evening to communicate the day's activities and load the RouteRIDER Datacomputer with up-to-the-minute information on products, pricing, and the next day's customers.

            Once the results of daily activities are uploaded from the RouteRIDER Datacomputer to the communications server, the server uploads this new data to the customer's host system's route accounting, sales, distribution, accounts receivable ("A/R"), and inventory programs, thereby saving data-entry costs and eliminating transcription and keying errors. The server also downloads to the sales person's RouteRIDER Datacomputer all the updated information needed for the next day's work--route schedule, customer files, history updates, customer specific pricing changes, promotions, updated A/R statuses, open invoices, and more. During the day, at each route stop, the driver takes the customer's inventory, calculates what new stock needs to be added and prints out a delivery slip for each customer. At the end of the day, a complete report of the driver's deliveries can be printed. According to a number of our customers, the use of our RouteRIDER Datacomputers has significantly improved driver efficiency.

NDI-SURVEYPRO(TM)

            NDI-SurveyPro(TM) ("NDI-SurveyPro") is a suite of software products designed to offer a seamless interface between the distribution system of Anheuser-Busch(R) and its wholesalers' systems by integrating with the Anheuser-Busch's proprietary Wholesaler Equity Agreement Reporting System ("WEARS").

        Designed to offer Anheuser-Busch(R) wholesalers a solution to collect and process competitive data in the beer market, we believe that the NDI-SurveyPro provides unique flexibility through the effective use of individually tailored software applications that allow companies to create customized questionnaires for use in pre-sell and driver sell operations.

        NDI-SurveyPro features two main components: SurveyManager(TM) ("SurveyManager") and SurveyRider(TM) ("SurveyRider").

            SurveyManager is a Microsoft(R) Windows-based PC application designed to allow the creation of customized questionnaires for use in the field by hand-held operators. We believe this easy-to-use, feature rich application provides flexibility in allowing the administrator many options in the creation of custom surveys, and the scheduling and grouping of both custom and standard surveys. Additionally, SurveyManager allows collected data to be transferred to Microsoft Access(TM) software.

            SurveyRider runs on our Datacomputers either as an integrated application within RouteRIDER or as a stand-alone application. SurveyRider displays standard surveys and custom questionnaires prepared by a customer's marketing administrator for collection of key merchandising and competitive data. SurveyRider prompts the user to enter data via simple menus, and supports hierarchical look-up for accurate product identification.

SMARTROUTE 2000(R)

            SMARTRoute 2000(R) ("SMARTRoute") is a Windows-based communication server software application. We believe that SMARTRoute provides an important link between our Datacomputers and the customer's host computer. It manages communications to and from the Datacomputer. It maintains logs, back-ups for the Datacomputer, system reports, and data archiving. It also archives and retrieves electronic signatures and provides DEX\UCS communications.

W.I.N.

            Wireless Inventory Network ("W.I.N.") is a Windows application designed for the inventory service market to provide faster and more efficient inventory audits. W.I.N. is designed to deliver wireless connectivity through a radio frequency carrier of 2.4 GHZ over distances of up to 1,000 feet. Using our DC5 together with a PC base station allows the user to transmit each inventory record in real-time from simultaneous multiple remote hand-helds. W.I.N. also delivers Stock Keeping Unit ("SKU") scanning capability to allow the user control of their inventory down to an individual item level.

NDI-DEJA VIEW(TM)

            NDI-DeJa View(TM) ("NDI-DeJa View") is a file conversion software for the route sales markets. Designed for collecting, retrieving and archiving documents, this application is intended to help route operators meet their specific needs for information management in an effortless, quick and efficient way. We believe NDI-DeJa View is a flexible, user-friendly interface, which provides a fast, intuitive method for retrieving any signed document, with signature.

MARKETS

            We currently focus on two markets for sales of our Datacomputers:

        THE ROUTE ACCOUNTING SYSTEM MARKET. Route accounting involves concurrent order taking, product delivery, inventory tracking, and asset control. Salespeople enter customer orders in our Datacomputers and use portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in the Datacomputer is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the Datacomputer.

        THE INVENTORY SERVICES MARKET. This market has requirements for products with smaller displays and larger keyboards, both of which run counter to the modern trends of hand-held computers providing larger displays and smaller keyboards. These markets demand intensive numerical input and large memory storage. We offer hardware products that meet these needs, together with financial audit software, and real-time wireless software that aids in the collection of inventory data.

MARKETING AND DISTRIBUTION

            We utilize separate marketing efforts for our Datacomputer products and our ICAL 100R product. We believe that our Datacomputer products have a wide variety of applications that have not yet been fully commercialized.

            Recognizing the need to focus our marketing resources, we have targeted our business strategy for Datacomputers to a limited number of markets. We currently focus on market sectors where businesses distribute their products through routes. We believe that the route sales and service market is attractive because: (i) customer acceptance of hand-held computers has been established in those sectors; (ii) customers have realized a substantial return on their investment in hand-held computers; and (iii) we enjoy a competitive advantage in this market due to our software and related services. To date, we believe we have gained the leading position in the office coffee service market, and have penetrated the beverage distribution, bakery, snacks, and dairy markets.

            The DC5, both wireless and non wireless, is sold to existing and new inventory service customers as well as the Value Added Reseller ("VAR") market. As a Windows CE based solution, the DC5 provides a wide array of communication functions, from wireless, to IrDA and Ethernet 10 BaseT. Additionally, support for Bluetooth wireless is included for when Bluetooth becomes available. Due to the high-speed keyboard and extremely rugged design, we believe the DC5 is highly suited to data collection in a wide range of environments.

            The ICAL 100R is sold principally to repeat inventory service customers who already have a sizable investment in their use and applications for ICAL products. We devote relatively few resources to generate additional sales of ICAL units above those demanded by our existing customers.

DIRECT SALES FORCE

            We primarily sell and distribute our products through a direct sales force, which we believe offers the best method for marketing and selling our products. Direct selling is our primary strategy in the route sales and service market. We believe that the key elements to successful direct selling include:
(i) maintaining a well-qualified direct sales staff that is experienced in marketing and selling solutions to medium and large accounts; (ii) performing well-executed software solutions; (iii) offering excellent service; and (iv) maintaining good customer references.

SERVICE AND SUPPORT

            We believe that superior service is a vital part of our competitive strategy and we emphasize the quality of both our hardware and software service. Our customer service department manages all installations, preparations and follow-up support.

            We typically offer industry standard ninety day warranties and several flexible service arrangements and maintenance contracts to meet customer needs. In addition to technical support of installed systems, we provide pre-installation site surveys, installation services, customization and enhancements, user training, technical training, application software support, and host information system interface assistance.

            We estimate that approximately 40% of our 2001 total revenue was attributed to service and support sales.

SOURCES OF SUPPLY

            We maintain our own raw material inventories and have close working relationships with our suppliers in order to ensure timely and reliable delivery of our raw materials. However, prolonged supply shortages would materially and adversely affect our manufacturing operations, business and financial performance.

COMPETITION

            The market for our route service products are highly competitive and rapidly changing. Our competitors include Intermec/Norand, Symbol
Technologies/Telxon and related third parties, all of whom have greater financial, marketing and technical resources than us. In addition, larger corporations could enter the route sales and service segment of the hand-held computer market. We compete in the hand-held computer market on the basis of product features, software, quality and service.

            We enjoy a leadership position in the inventory service market and have one known competitor, Inventory Science Systems ("ISS"). While ISS has been in business since 1996, we have not experienced any negative impact on our business and see nominal acceptance of their product in the market. We compete in the inventory service market on the basis of product features, software, quality and service.

EMPLOYEES

            As of December 31, 2001, we had 32 full-time employees. Of these employees, 6 were engaged in sales and marketing, 8 in service and customer support, 4 in hardware and software development, 9 in manufacturing and 5 in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

ITEM 2.     DESCRIPTION OF PROPERTY.

            We maintain our principal offices and manufacturing operations in a leased 19,000 square foot facility in Billerica, Massachusetts. Our lease expires on September 30, 2005. The annual base rent for our leased facilities is approximately $178,000. The lease, among other things, provides that we will pay to our landlord as additional rent our pro rata share of certain operational and maintenance costs at the facility during the term of the lease. We believe that our facilities are adequate for our current needs and that additional space, if required, may be available at competitive rates.

ITEM 3.     LEGAL PROCEEDINGS.

            As reported in our Form 10-QSB for the fiscal quarter ended March 31, 2000, we filed a complaint in March 2000 in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). Discovery on all claims has been completed. We have obtained a default judgment against Infos and are seeking a determination by the court of sums due to us by Infos or, alternatively, a settlement with Infos.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            During the fiscal year ended December 31, 2001, our common stock was traded on the Over The Counter ("OTC") Bulletin Board under the symbol IDCP. On March 7, 2002, the last bid price for the common stock as reported by OTC was $0.11 per share.

            For the periods indicated below, the table sets forth the range of high and low closing bid prices for our common stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                          HIGH             LOW
                                                          ----             ---
                                         2000

               First Fiscal Quarter                     $ 1.34           $ 0.16
               Second Fiscal Quarter                      0.75             0.25
               Third Fiscal Quarter                       0.50             0.20
               Fourth Fiscal Quarter                      0.28             0.06

                                         2001

               First Fiscal Quarter                     $ 0.16           $ 0.07
               Second Fiscal Quarter                      0.16             0.11
               Third Fiscal Quarter                       0.11             0.06
               Fourth Fiscal Quarter                      0.08             0.06

            As of March 7, 2002, there were approximately 2,315 stockholders of record of our common stock.

DIVIDENDS

            Since inception, we have not paid any dividends on our common stock and we do not anticipate the payment of any dividends to our common stockholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, and other pertinent factors. Our outstanding preferred stock requires that holders of preferred stock be entitled to receive dividends prior to the payment of any dividends on our common stock.

CHANGES IN SECURITIES

            On December 14, 2001, we issued an aggregate of 1,004,457 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB Bank) in satisfaction of an aggregate interest payment of $66,750, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

            YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

            Total revenues were $4,012,857 and $4,569,306 in fiscal 2001 and 2000, respectively, representing a decrease of 12%. The decrease resulted primarily from the discontinuance of older product lines of both our route and inventory systems. In the case of the inventory products for the domestic market, the discontinuance was premature, but necessary due to the discontinuance of components by our suppliers. We ended fiscal year 2001 with a backlog of our new product, the DC5, of approximately $818,000.

            The DC5 is our new wireless, Microsoft(TM) Windows(R) CE based hand-held Datacomputer designed for the inventory service market. The DC5 replaces our previous inventory service hand-helds, the DC2.X and the DC2.5.

            We have also equipped our existing DC4 with the Microsoft(TM) Windows(R) CE operating system to be used for other broad-based applications. The DC4 has replaced our previous route accounting system hand-held, the DC3X, discontinued in the later part of fiscal 2001.

            Cost of sales and services, as a percentage of net revenues for fiscal 2001, increased to 56% or $2,229,168 from 50% or $2,267,004 for fiscal 2000. This increase is primarily attributable to the reduction to our estimates of net realizable value of certain older, discontinued products which will be moving at a slower pace during our transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE based hand-held computers. This combined with a higher percentage of fixed manufacturing overhead costs that were not offset due to the significant reduction in revenue.

            Research and development ("R&D") expenses were $638,435 and $720,619 in fiscal years 2001 and 2000, respectively, a decrease of 11%. As a percentage of net revenues, R&D expenses remained at 16%. The decrease was a result of our capitalization of $194,983 of software development costs incurred to develop our DC4 and DC5 Windows(R) CE operating system.

            Selling and marketing expenses were $764,427 and $631,667 in fiscal years 2001 and 2000, respectively, an increase of 21%. As a percentage of net revenues, selling and marketing expenses were 19% and 14% in fiscal years 2001 and 2000, respectively. The increase was attributable to our efforts to build an infrastructure to achieve broader coverage and account depth in the marketing and sales of our new product and to expand our technical sales organization to support our current and expected growth.

            General and administrative ("G&A") expenses were $1,411,959 and $1,142,586 in fiscal years 2001 and 2000, respectively, an increase of 24%. As a percentage of net revenues G&A expenses were 35% and 25% in fiscal years 2001 and 2000, respectively. The increase is attributable to higher legal fees, along with an increase in executive compensation. We expect our legal expenses to dramatically decrease in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.1 million through December 31, 2001, recorded a net loss of approximately $1.0 million during fiscal 2001 and used approximately $0.2 million of cash in operations during fiscal 2001. As of December 31, 2001, the Company had approximately $0.6 million in cash and working capital approximating $0.5 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Cash used for operating activities was $232,292. This was primarily caused by the loss we experienced in fiscal 2001 offset by a decrease in working capital, primarily attributable to an increase in accounts payable and deferred revenue. Cash used for investing activities was $396,701, consistent with our commitment to growth through technological improvement.

COMMITMENTS

            The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $223,902 and $185,586 for the year ended December 31, 2001 and 2000, respectively.

            The Company also leases certain equipment under capital leases expiring at various dates through the year 2005. The total cost of equipment recorded under capital leases was $232,730 at December 31, 2001 and 2000, respectively.

            Minimum future lease commitments under operating and capital leases at December 31, 2001 are as follows:

                                                      OPERATING         CAPITAL
                                                      ---------         -------
                            2002                       178,000           24,293
                            2003                       178,000           24,293
                            2004                       181,000           24,293
                            2005                       141,000           11,171
                                                      --------         --------
            Total Minimum Lease Payments              $678,000         $ 84,050
            Less: amount representing interest            -              22,142
                                                      --------         --------
            Present Value                             $678,000         $ 61,908
                                                      ========         ========

            In August 2001, the Company amended an agreement with Optrex America, Inc. ("Optrex") in the amount of $72,657 for the purchase of raw materials through September 2002. At December 31, 2001 the company had a remaining commitment of $36,329.

SUMMARY OF CRITICAL ACCOUNTING POLICIES; SIGNIFICANT JUDGMENTS AND ESTIMATES

            Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

            A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-KSB.


o REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss passes to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, we assess whether the sales price is fixed or determinable based upon the payment of terms of the arrangement. If a significant portion of the sales price is not due with normal payment terms, the sales price may not be deemed fixed and revenue would be recognized as the amounts become due.

      Our product revenue is recognized upon delivery provided that customer acceptance criteria can be demonstrated prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. We recognize revenue for maintenance services ratably over the contract term, which is generally one year or less.

      We assess collectibility based on a number of factors, including past transaction and collection history with a customer. If we determine that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. Our normal payment terms are 30 days from invoice date. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and percentage of our accounts receivable by aging category. In determining these estimates, we look at historical write-offs of our receivables and review each customer's account to identify any specific collection issue. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2001 and 2000, $34,134 and $113,782, respectively, were provided for doubtful accounts.

o INVENTORIES. Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. We record a provision for excess and obsolete inventory when an impairment is identified through our review process. Excess and obsolete inventory in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses. In 2001, we recorded an inventory provision for excess and obsolete inventory of $196,184. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

o CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS. We capitalize internal software development costs subsequent to establishing technological feasibility. Amortization of such costs as cost of sales is done on a product-by-product basis based on the straight-line method over the remaining estimated useful life of the software, which we currently estimate to be three years. We continually evaluate the recoverability of capitalized costs. No capitalized software costs were written down for the year ended December 31, 2001. Amortization of capitalized software costs amounted to $12,430 for the year ended December 31, 2001.

o ACCOUNTING FOR INCOME TAXES. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, anticipated additional operating losses for the first quarter of 2002 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $4,958,663 million as of December 31, 2001. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We do not believe that the adoption of SFAS 141 and SFAS 142 will have an impact on our financial position or results of operation.

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long Lived Assets to be disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. We are currently determining what effect, if any, SFAS 144 will have on our financial position and results of operations.

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


                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT.

            Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each of our current directors was elected to the Board and the age, positions and offices currently held by each director. For information about ownership of the Company's voting securities by each director, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                                   YEAR
                               FIRST BECAME
NAME                    AGE      DIRECTOR      POSITION
----                    ---      --------      --------
John P. Ward            74         1967        Chairman of the Board, President,
                                               and Chief Executive Officer

William R. Smart        81         1989        Director

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

            The background of each of our current directors is as follows:

            JOHN P. WARD has served on our Board of Directors since our formation and on the Board of our predecessor in interest since 1967. He has served as our Chairman, President and

Chief Executive Officer since April 2001. From February 1996, through March 2001, Mr. Ward served as founder, director, and Chairman Emeritus of MIDAS Vision Systems, Inc., a privately held company specializing in machine vision systems for automatic optical inspections. Prior to MIDAS, Mr. Ward served for a period of fifteen years in the capacities of electronics design engineer for the Raytheon Company. Mr. Ward has 34 years of experience as an entrepreneur during which he co-founded three high-tech companies, while managing all aspects of new venture operations. Mr. Ward holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology and a Master of Science degree in Electrical Engineering from Northeastern University.

            WILLIAM R. SMART has served as one of our directors since December 1989. He spent 32 years with the General Electric Company where his responsibilities included distribution and marketing management and general management as a division vice president. He spent nine years with Honeywell, Inc. where he served as vice president in charge of European operations and Senior Vice President of Honeywell Information Systems, responsible for international operations as well as for the corporate staff. Mr. Smart holds a Bachelor of Science degree in Electrical Engineering from Princeton University. Mr. Smart is a director of American Petroleum Company and Hollingsworth & Vose Company.

AUDIT COMMITTEE

            Mr. Smart, who meets the independence and experience requirements set forth in Section 303.01 of the New York Stock Exchange listing standards, serves as the sole member of the Audit Committee of our Board of Directors. The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is not governed by an audit committee charter.

            The Audit Committee has met with PricewaterhouseCoopers LLP to discuss the results of their examinations, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met once in 2001.

AUDIT COMMITTEE REPORT

            This Audit Committee Report reviews actions taken with respect to the Company' financial statements for the fiscal year ended December 31, 2001.

            The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. PricewaterhouseCoopers LLP, the Company's independent accountants, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities during fiscal year 2001, the Audit Committee took the following actions:

o Reviewed and discussed the audit plans, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2001, with management and PricewaterhouseCoopers LLP;

o Discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

o Received written disclosures and the letter from PricewaterhouseCoopers LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with PricewaterhouseCoopers their independence. The Audit Committee considered, with a view to maintaining the independence of its independent auditors, the nature and scope of the non-audit services supplied to the Company by its independent auditors.

o The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Committee determined appropriate.

The member of the Audit Committee is not professionally engaged in the practice of auditing or accounting and is not employed by the Company for accounting or financial management or for any aspects of the Company's system of internal accounting control. The member of the Audit Committee relies, without independent verification, on the information provided to him and on the representations made by management and the Company's independent auditors. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained procedures that are designed to assure compliance with accounting standards and applicable laws and regulations. In addition, the Audit Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with generally accepted auditing standards.

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, that the audited financial statements for the year ended December 31, 2001 be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 to be filed with the Securities and Exchange Commission.

                                                             The Audit Committee
                                                                William R. Smart

EXECUTIVE OFFICERS

            Our executive officers, their ages and positions with the Company are as follows:

NAME                     AGE      POSITION
----                     ---      --------

John P. Ward             74       Chairman of the Board, President, and
                                  Chief Executive Officer

Gerald S. Eilberg        68       Vice President of Finance and Administration,
                                  Chief Financial Officer

T. Patrick Kearney       53       Vice President of Sales

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

            The following is a brief summary of the background of each of our executive officers other than John P. Ward, whose background is summarized above.

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

            T. PATRICK KEARNEY joined the Company in April 1999 as Vice President of Sales. He has extensive experience as a sales manager in the computer; software solutions and hand-held computer markets, servicing value added resellers, distributors and end-users. From 1996 to 1999, Mr. Kearney was Director of Worldwide Sales at Optical Access International, a developer and manufacturer of network storage systems. From 1993 to 1996, Mr. Kearney was President of Ancilla Associates, a consulting firm serving the computer market, specializing in sales, marketing and channel development. Previous work experience includes being Vice President and General Manager of U.S. Sales and Operations for Eden Group Limited, Eastern Regional Manager of Poquet Computer Corporation, National Sales Manager and National Marketing Manager of BASF Corporation. Mr. Kearney holds a Bachelor of Science degree in Marketing from Providence College.

            None of our executive officers or directors are related to any other executive officer or director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

            To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the fiscal year ended December 31, 2001.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

            The following table sets forth the compensation paid during the three fiscal years ended December 31, 2001, to (i) our Chief Executive Officer,
(ii) our former Chief Executive Officer and (iii) our two most highly compensated executive officers, who earned total compensation in excess of $100,000 during the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE


                                                                      LONG TERM
                        ANNUAL COMPENSATION                         COMPENSATION
 ---------------------------------------------------------------    ------------
           (A)                         (B)        (C)       (D)         (G)
                                                                     SECURITIES
                                                                     UNDERLYING
                                                SALARY     BONUS    OPTIONS/SAR
NAME AND PRINCIPAL POSITION           YEAR       ($)        ($)         (#)

John P. Ward (1)                      2001     $122,450      $0          0
   President, CEO and Chairman        2000            -      -           0
      Of the Board                    1999            -      -         10,000

Dr. Malcolm Bibby (2)                 2001     $ 87,871      $0          0
    Former President, CEO and         2000      152,304      -           0
       Chairman of the Board          1999      151,800      -        120,000

Gerald S. Eilberg (3)                 2001     $118,344      $0          0
  Vice President of Finance and       2000      118,780       -          0
    Administration and CFO            1999      118,780       -       200,000

T. Patrick Kearney                    2001     $115,296      $0          0
  Vice President of Sales (4)         2000      122,118       -          0
                                      1999       72,481       -        60,000

(1) Mr. Ward has served as our President, Chief Executive Officer and Chairman of the Board since April 1, 2001. On May 26, 1999, we granted Mr. Ward a non-qualified stock option to purchase 10,000 shares of our common stock at an exercise price of $0.75 per share. Of the 10,000 shares, 2,500 vested in 2001, with the balance vesting in three equal installments in 2002, 2003 and 2004.

(2) Dr. Bibby retired as our President, Chief Executive Officer and Chairman of the Board on March 31, 2001. On December 21, 1999, we granted Dr. Bibby a non-qualified stock option to purchase 120,000 shares of our common stock at an exercise price of $0.75 per share, all of which were forfeited upon his retirement.

(3) On May 19, 1999, we granted Mr. Eilberg a non-qualified stock option to purchase 200,000 shares of our common stock at an exercise price of $0.75 per share, which became fully exercisable on December 31, 1999.

(4) Mr. Kearney joined the Company on April 1, 1999. On May 26, 1999, we granted Mr. Kearney a non-qualified stock option to purchase 60,000 shares of our common stock at an exercise price of $0.75 per share. Of the 60,000 shares, 15,000 vested in 2001, with the balance vesting in three equal installments in each of 2002, 2003 and 2004.

            We did not grant any stock options or stock appreciation rights to our executive officers or directors during the fiscal year ended December 31, 2001.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                            AND FY-END OPTION VALUES

            The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2001. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2001.

--------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF
                                                                        SECURITIES
                                                                        UNDERLYING         VALUE OF
                                                                        UNEXERCISED      UNEXERCISED
                                                                         OPTIONS/        IN-THE-MONEY
                                                                           SARS            OPTIONS
                                                                         AT FY-END        AT FY-END
                                     SHARES ACQUIRED      VALUE        EXERCISABLE/      EXERCISABLE/
                                       ON EXERCISE       REALIZED      UNEXERCISABLE     UNEXERCISABLE
                         NAME              (#)             ($)              (#)             ($)(1)
                         (a)               (b)             (c)              (D)               (E)
---------------------------------- ------------------- ------------ ------------------ -----------------
John P.Ward,                                0               $0         8,125/14,762           $0
  President, CEO
---------------------------------- ------------------- ------------ ------------------ -----------------
Malcolm M. Bibby                            0               $0           222,000/0            $0
   Former President, CEO
---------------------------------- ------------------- ------------ ------------------ -----------------
Gerald S. Eilberg                           0               $0        205,000/13,059          $0
   Vice President Finance & Admin.
    and CFO
---------------------------------- ------------------- ------------ ------------------ -----------------
T. Patrick  Kearney                         0               $0         15,000/45,000          $0
    Vice President of Sales
---------------------------------- ------------------- ------------ ------------------ -----------------

(1) In-the-Money options are those options for which the fair market value of the underlying shares of common stock is greater than the exercise price of the option. The value of the unexercised in-the-money options at fiscal year end is based on a value of $0.07 per share, the closing bid price of our common stock on the Over The Counter Bulletin Board on December 31, 2001, less the per share exercise price. Dr. Bibby had exercisable options to purchase 222,000 shares of our common stock at an exercise prices of $0.73 per share. Mr. Eilberg had exercisable options to purchase 5,000 and 200,000 shares of our common stock at exercise prices of $1.47 and $0.75 respectively. Mr. Ward had exercisable options to purchase 5,625 and 2,500 shares of our common stock at exercise price of $1.47 and $0.75 per share respectively.

COMPENSATION OF DIRECTORS

            Each of our non-employee directors receives

o           an annual retainer of $6,000 for serving on the Board of Directors;
            and
o $1,000 plus reasonable travel and out-of-pocket expenses for attendance at meetings of the Board of Directors.

EMPLOYMENT AGREEMENT

            Dr. Bibby, our former President, Chief Executive Officer, and Chairman of the Board, retired on March 31, 2001.

            On January 1, 1998, we entered into an employment agreement with Dr. Bibby to serve as our President and Chief Executive Officer for a period of three years through December 31, 2000, which was extended through March 31, 2001 pursuant to an agreement on January 26, 2001. Under the terms of these agreements, Dr. Bibby was paid a base salary of $150,000 for fiscal 1998, with an increase determined by the Board of Directors in fiscal 1999 and 2000. During 2001, Dr. Bibby was paid a base salary of $25,000 per month. Under the terms of the 1998 agreement, Dr. Bibby was also entitled to receive stock option grants and bonus arrangements as determined by the Board of Directors from time to time. Additionally, we could have terminated this agreement, if, at any time during the duration of the agreement, we had incurred losses (exclusive of extraordinary items of income and loss) of $1,000,000 or more in any four consecutive quarters. At such time, we would have been obligated to pay Dr. Bibby 50% of his then current annual base salary, plus benefits for six months. If the agreement was not renewed, including upon change of control, then Dr. Bibby would have been entitled to receive severance benefits based upon an amount equal to (X) (i) 1/12th of 100% of his then current annual base salary, plus (ii) 1/12th of 100% of his bonus earned for the most recent fiscal year, multiplied by (Y) the greater of the remaining calendar months under the agreement or eighteen months.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table and accompanying footnotes sets forth information concerning the beneficial ownership of our securities, as of March 7, 2002, for:

o           our directors;
o           each executive officer named in the Summary Compensation Table; and
o           all of our Directors and executive officers, as a group.

            In addition, the table sets forth information concerning the beneficial ownership of our voting securities as of March 7, 2002 for each person known to us to be the beneficial owner of more than five percent of our voting securities. Except as otherwise noted, each named individual has sole voting and investment power with respect to the securities set forth in the table.

            For the purpose of this table, the common stock and the 2,400 shares of our Series B Convertible Preferred Stock, 900 shares of our Series C Convertible Preferred Stock, 350 shares of our Series D Convertible Preferred Stock and 500 shares of our Series E Convertible Preferred Stock (collectively, the "Preferred Stock") are treated as one class on as "as converted" basis. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such Preferred Stock is convertible. Each share of Preferred Stock, which has a face value of $1,000, is convertible into common stock at a conversion price of $2.74 per share for the Series B, C and D, and $0.75 per share for Series E. Based upon these conversion prices, the Preferred Stock would be convertible into a total of 1,998,783 shares of our common stock.

            All of the 4,150 shares of Preferred Stock issued and outstanding and 6,941,414 shares of common stock are registered in the name of Capital Bank Grawe Gruppe or its predecessor in interest, RBB Bank AG ("Capital Bank"). Capital Bank has informed us that it holds all of our securities solely in the capacity as custodian for the benefit of numerous other investors, none of which either individually or in the aggregate with affiliated entities, beneficially own more than five percent (5%) of our issued and outstanding capital stock. On a fully-diluted basis, Capital Bank would own approximately 68% of our common stock outstanding as of March 7, 2002.

            Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), shares of our securities that an individual or group has the right to acquire within 60 days of March 7, 2002, pursuant to the exercise of options, warrants or other securities convertible into such securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.



                                             Number of Shares     Percentage of
Name and Address of Beneficial Owner(1)     Beneficially Owned        Class
---------------------------------------     ------------------        -----
Dr. Malcolm M. Bibby (2).................         224,500              2.0%
Gerald S. Eilberg (3)....................         213,017              1.9%
John P. Ward (4).........................          36,993                *
T. Patrick Kearney (5)...................          15,000                *
William R. Smart (6).....................          10,625                *
All Directors and Executive Officers as
 a Group (4 persons).....................         275,635              2.4%

* Less than 1%.

(1) The address for all of the named entities is c/o National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.

(2) Includes an aggregate of 222,000 shares of common stock underlying currently excercisable options to purchase common stock. It also includes 2,500 shares held jointly by Dr. Bibby and his wife.

(3) Includes 205,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 8,017 shares held by Mr. Eilberg.

(4) Includes 8,125 shares of Common Stock underlying currently excercisable options to purchase common stock. It also includes 18,731 shares held by Mr. Ward and 10,137 shares held by Mr. Ward's wife for which Mr. Ward disclaims beneficial ownership.

(5) Includes 15,000 shares of common stock underlying currently excercisable options to purchase common stock.

(6) Includes 8,125 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 2,500 shares held by Mr. Smart.

(7) Includes an aggregate of 236,250 shares of common stock underlying currently excercisable options to purchase common stock held by our four current executive officers, and 39,385 shares held by the executive officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            None


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

            (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                              PAGE
                                                              ----

Report of Independent Accountants                              26

Balance Sheets as of December 31, 2001 and
   December 31, 2000                                           27

Statements of Operations for the years ended
   December 31, 2001 and  December 31, 2000                    28

Statement of Stockholders' Equity for the years
   ended December 31, 2001 and December 31, 2000               29

Statements of Cash Flows for the years ended
   December 31, 2001 and December 31, 2000                     30

Notes to Financial Statements                                  31

            (a)(2)      EXHIBITS.

            (i)         The following exhibits are filed herewith:

EXHIBIT
  NO.                   DESCRIPTION
  ---                   -----------

3.1(a)      Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 17, 1986.
3.2(a)      Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on April 15,
            1987 to increase the number of authorized shares.
3.3(b)      Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on October 17,
            1994 to increase the number of authorized shares.
3.3(c)      Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18,
            1996 to increase the number of authorized shares.
3.4(c)      Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18,
            1996 to effect a 1:4 reverse split of Common Stock.
3.5(d)      Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on May 22, 2000 to increase the number of authorized shares.
3.6(m)      Certificate of Correction of Certificate of Amendment of Certificate
            of Incorporation filed by the Company with the Secretary of State of
            Delaware on June 5, 2000.
3.7         Certificate of Correction of Certificate of Amendment of Certificate
            of Incorporations filed by the Company with the Secretary of State of Delaware on June 5, 2000. 3.8(e) Statement of Designation of
            Series B Convertible Preferred Stock.
3.9(e)      Certificate of Increase of shares designated as Series B Convertible
            Preferred Stock.
3.10(f)     Statement of Designation of Series C Convertible Preferred Stock.
3.11(f)     Statement of Designation of Series D Convertible Preferred Stock.
3.12(g)     Statement of Designation of Series E Convertible Preferred Stock.
3.13(m)     Statement of Designation of Series F Convertible Preferred Stock.
3.14(h)     Restated By-Laws.
4.1         Instruments defining the rights of security holders (see Exhibits
            3.1 through 3.12 and 10.7 through 10.9).
4.2(m)      Specimen Certificate of Common Stock, $.08 par value per share.
10.1*(a)    1986 Stock Option Plan.
10.2*(i)    1989 Stock Option Plan.
10.3*(j)    1994 Stock Option Plan.
10.4*(k)    1995 Stock Option Plan.
10.5*(j)    1997 Stock Option Plan.
10.6*(j)    1998 Stock Option Plan.
10.7(l)     Form of Regulation S Offshore Subscription Agreement.
10.8(g)     Form of Series E Convertible Preferred Stock Subscription Agreement
10.9(g)     Form of Warrant to Purchase Seven Hundred Thousand (700,000) Shares
            of Common Stock.
10.10*(j)   Employment Agreement of Dr. Bibby effective January 1, 1998 through
            December 31, 2000.
10.11*(m)   Executive Employment Agreement by and between the Company and Dr.
            Bibby effective January 1, 2001 through March 31, 2001.
10.12(m)    Sixth Amendment to Lease dated August 14, 2000 by and between the
            Company and Middlesex Technology Center Trust V for the Company's
            principal offices.
11.1        Statement Re: Computation of Per Share Earnings.
-------------------------

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

(d) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB for the quarterly period ended June 30, 2000.
(e) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed September 16, 1996.
(f) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 3, 1997.
(g) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 6, 1998.
(h) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB/A for the quarterly period ended September 30, 1999.
(i) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1988.
(j) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(k) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 31, 1995.
(l) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K/A filed September 18, 1996.
(m) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

 *          Management contract or compensatory plan, contract or arrangement.


            (b)  REPORTS ON FORM 8-K.

            During the last quarter of the period for which this report is filed, we did not file any reports on Form 8-K.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL DATACOMPUTER, INC.


Date: April 15, 2002                      By: /s/ John P. Ward
                                          ----------------------------
                                          John P. Ward
                                          President and Chief Executive Officer

            In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                      CAPACITY                                DATE

/s/ John P. Ward          Chairman of the Board, President        April 15, 2002
----------------------    and Chief Executive Officer
John P. Ward              (principal executive officer)


/s/ William R. Smart      Director                                April 15, 2002
----------------------
William R. Smart


/s/ Gerald S. Eilberg     Chief Financial Officer (principal      April 15, 2002
----------------------    financial and accounting officer)
Gerald S. Eilberg

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of National Datacomputer, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Boston, Massachusetts
March 11, 2002

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        December 31,           December 31,
                                                                                           2001                   2000
                                                                                       ------------           ------------
Assets
Current Assets:
   Cash and cash equivalents                                                           $    568,644           $  1,213,443
   Accounts receivable, net of allowance for doubtful accounts of $34,134
     and $113,782 respectively                                                              330,953                414,594
   Inventories                                                                            1,142,959              1,146,707
   Other current assets                                                                      14,930                 48,612
                                                                                       ------------           ------------
     Total current assets                                                                 2,057,486              2,823,356
Fixed assets, net                                                                           277,294                244,312
Capitalized software development costs, net                                                 242,553                   --
                                                                                       ------------           ------------
     Total Assets                                                                      $  2,577,333           $  3,067,668
                                                                                       ============           ============

Liabilities and stockholders' equity
Current Liabilities:
   Current obligations under capital lease                                             $     17,595           $     17,074
   Notes Payable, current portion                                                            72,000                   --
   Accounts payable and other                                                               387,885                222,883
   Accrued payroll and related taxes                                                         94,270                 71,052
   Other accrued expenses                                                                   178,742                155,295
   Deferred revenues, current portion                                                       775,222                530,774
                                                                                       ------------           ------------
     Total current liabilities                                                            1,525,714                997,078
Obligations under capital lease, net of current portion                                      44,313                 60,640
Notes Payable, net of current portion                                                        36,000                   --
                                                                                       ------------           ------------
                                                                                          1,606,027              1,057,718
                                                                                       ------------           ------------
Commitments

Stockholders' equity
   Preferred stock, Series A convertible, $0.001 par value; 20 shares
      authorized; no shares issued and outstanding                                             --                     --

   Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 issued and outstanding, respectively
      (liquidating preference of $2,400,000)                                              2,105,832              2,105,832

   Preferred stock, Series C convertible $0.001 par value; 900 shares
      authorized, issued and outstanding (liquidating preference of $900,000)               834,370                834,370

   Preferred stock, Series D convertible $0.001 par value; 350 shares
      authorized, issued and outstanding (liquidating preference of $350,000)               324,639                324,639

   Preferred stock, Series E convertible $0.001 par value; 500 shares
      authorized, issued and outstanding (liquidating preference of $500,000)               273,880                273,880

   Preferred stock, Series F convertible $0.001 par value; 175 shares authorized; 0 and 175 issued and outstanding (liquidating preference
      of $175,000)                                                                             --                  175,000

   Common stock, $0.08 par value; 30,000,000 shares authorized; 11,115,397
      and 5,382,540 shares issued and outstanding                                           889,230                430,601

   Capital in excess of par value                                                        13,013,825             13,027,829
   Accumulated deficit                                                                  (16,119,201)           (14,810,932)
   Stock subscription receivables                                                          (351,269)              (351,269)
                                                                                       ------------           ------------
      Total stockholders' equity                                                            971,306              2,009,950
                                                                                       ------------           ------------
      Total liabilities and Stockholders' equity                                       $  2,577,333           $  3,067,668
                                                                                       ============           ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           Years Ended
                                                                ---------------------------------
                                                                December 31,          December 31,
                                                                   2001                   2000
                                                                -----------           -----------
Revenues
     Net product revenue                                        $ 2,406,085           $ 3,086,599
     Service and other revenue                                    1,606,772             1,482,707
                                                                -----------           -----------
       Total Revenues                                             4,012,857             4,569,306
Cost of sales and services                                        2,229,168             2,267,004
                                                                -----------           -----------
                                                                  1,783,689             2,302,302
                                                                -----------           -----------

Operating expenses:
     Research and development                                       638,435               720,619
     Selling and marketing                                          764,427               631,667
     General and administrative                                   1,411,959             1,142,586
                                                                -----------           -----------
                                                                  2,814,821             2,494,872
                                                                -----------           -----------
Loss from operations                                             (1,031,132)             (192,570)

Other income (expense):
     Interest income                                                  3,948                14,414
     Interest expense                                               (11,460)               (9,369)
                                                                -----------           -----------
Net loss                                                        $(1,038,644)          $  (187,525)
                                                                ===========           ===========

Calculation of net loss per common share and dilutive share equivalent:

     Net loss                                                   $(1,038,644)          $  (187,525)
     Preferred stock preferences                                   (269,625)             (304,005)
                                                                -----------           -----------
Net loss attributable to common shareholders                    $(1,308,269)          $  (491,530)
                                                                ===========           ===========
Basic and diluted net loss per share attributable to
     common shareholders                                        $     (0.14)          $     (0.11)
                                                                ===========           ===========
Weighted average shares                                           9,282,232             4,527,144
                                                                ===========           ===========

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
                                            PREFERRED STOCK SERIES B           PREFERRED STOCK SERIES C
                                         ------------------------------      -----------------------------
                                                           NET ISSUANCE                      NET ISSUANCE
                                            SHARES            PRICE             SHARES           PRICE
                                         ------------      ------------      ------------     ------------
Balance at December 31, 1999                    4,200      $  3,685,206               900     $    834,370

Net loss                                         --                --                --               --

Conversion of preferred stock                  (1,800)       (1,579,374)             --               --

Interest on preferred stock (Note 12)            --                --                --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --               --

Amortization of stock compensation               --                --                --               --

                                         ------------      ------------      ------------     ------------
Balance at December 31, 2000                    2,400      $  2,105,832               900     $    834,370
                                         ============      ============      ============     ============

Net loss                                         --                --                --               --

Conversion of preferred stock                    --                --                --               --

Interest on preferred stock (Note 12)            --                --                --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --               --

                                         ------------      ------------      ------------     ------------
Balance at December 31, 2001                    2,400      $  2,105,832               900     $    834,370
                                         ============      ============      ============     ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
---------------------------------------------------------------------------------------------------------
                                            PREFERRED STOCK SERIES D          PREFERRED STOCK SERIES E
                                          -----------------------------     -----------------------------
                                                           NET ISSUANCE                      NET ISSUANCE
                                             SHARES           PRICE            SHARES           PRICE
                                          ------------     ------------     ------------     ------------
Balance at December 31, 1999                     350     $    324,639              500          273,880

Net loss                                        --               --               --               --

Conversion of preferred stock                   --               --               --               --

Interest on preferred stock (Note 12)           --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                     --               --               --               --

Amortization of stock compensation              --               --               --               --

                                        ------------     ------------     ------------     ------------
Balance at December 31, 2000                     350     $    324,639              500     $    273,880
                                        ============     ============     ============     ============

Net loss

Conversion of preferred stock                  --               --               --               --

Interest on preferred stock (Note 12)          --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                    --               --               --               --

                                        ------------     ------------     ------------     ------------
Balance at December 31, 2001                     350     $    324,639              500     $    273,880
                                        ============     ============     ============     ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------------------------------------------
                                       PREFERRED STOCK SERIES F                       COMMON STOCK
                                     ----------------------------     ----------------------------------------------
                                                                                                        CAPITAL IN
                                                     NET ISSUANCE                           PAR            EXCESS
                                        SHARES           PRICE           SHARES            VALUE        OF PAR VALUE
                                     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1999                  175         175,000        3,540,477     $    283,237     $ 11,291,814

Net income                                   --              --               --               --               --

Conversion of preferred stock                --              --            656,934           52,555        1,526,819

Interest on preferred stock (Note 12)        --              --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                  --              --          1,185,129           94,809          209,196

Amortization of stock compensation           --              --               --               --               --

                                     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 2000                  175    $    175,000        5,382,540     $    430,601     $ 13,027,829
                                     ============    ============     ============     ============     ============

Net loss                                     --              --               --               --               --

Conversion of preferred stock                (175)       (175,000)       3,134,689          250,775          (75,775)

Interest on preferred stock (Note 12)        --              --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                  --              --          2,598,168          207,854           61,771

                                     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 2001                 --      $       --         11,115,397     $    889,230     $ 13,013,825
                                     ============    ============     ============     ============     ============

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
---------------------------------------------------------------------------------------------------------
                                            NOTES           UNAMORTIZED                           TOTAL
                                         RECEIVABLE           STOCK           ACCUMULATED      STOCKHOLDERS'
                                          EMPOLYEES        COMPENSATION         DEFICIT           EQUITY
                                         ------------      ------------      ------------      ------------
Balance at December 31, 1999             ($   351,269)     ($    29,173)     ($14,319,402)     $  2,168,302

Net income                                       --                --            (187,525)         (187,525)

Interest on preferred stock (Note 12)            --                --            (304,005)         (304,005)

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --             304,005

Amortization of stock compensation               --              29,173              --              29,173

                                         ------------      ------------      ------------      ------------
Balance at December 31, 2000             ($   351,269)     $       --        ($14,810,932)     $  2,009,950
                                         ============      ============      ============      ============

Net loss                                         --                --          (1,038,644)       (1,038,644)

Conversion of preferred stock                    --                --                --                --

Interest on preferred stock (Note 12)            --                --            (269,625)         (269,625)

Issuance of common stock
   in satisfaction of accrued
   interest                                      --                --                --             269,625

                                         ------------      ------------      ------------      ------------
Balance at December 31, 2001             ($   351,269)     $       --        ($16,119,201)     $    971,306
                                         ============      ============      ============      ============

                   The accompanying notes are an integral part
                          of these financial statements

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                         Years Ended
                                                                              ---------------------------------
                                                                              December 31,          December 31,
                                                                                  2001                  2000
                                                                              -----------           -----------
Cash flows from operating activities:
   Net loss                                                                   $(1,038,644)          $  (187,525)
   Adjustments to reconcile net loss to net
         cash (used for) provided by operating activities:
         Depreciation and Amortization                                            121,166                87,537
         Amortization of stock compensation                                          --                  29,173
         Changes in assets and liabilities:
               Decrease in accounts receivable                                     83,641               701,915
               Decrease in inventories                                              3,748               175,446
               Decrease (increase) in other current assets                         33,682               (40,284)
               Increase in note payable                                           108,000                  --
               Increase (decrease) in accounts payable                            165,002               (50,481)
               Increase (decrease) in accrued expenses                             46,665               (19,755)
               Increase (decrease) in deferred revenues                           244,448               (13,889)
                                                                              -----------           -----------
   Net cash (used for) provided by operating activities                          (232,292)              682,137
                                                                              -----------           -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                     (141,718)             (103,783)
   Purchase of capitalized software                                               (60,000)                 --
   Additions to capitalized software development costs                           (194,983)                 --
                                                                              -----------           -----------
   Net cash used for investing activities                                        (396,701)             (103,783)
                                                                              -----------           -----------

Cash flows from financing activities:
   Principal payment on obligations
         under capital lease                                                      (15,806)              (29,828)
                                                                              -----------           -----------
   Net cash used for financing activities                                         (15,806)              (29,828)
                                                                              -----------           -----------

Net (decrease) increase in cash and cash equivalents                             (644,799)              548,526
Cash and cash equivalents at beginning of year                                  1,213,443               664,917
                                                                              -----------           -----------

Cash and cash equivalents at end of period                                    $   568,644           $ 1,213,443
                                                                              ===========           ===========


Supplemental Cash Flow Information:
   Cash paid for interest                                                     $    11,460           $     9,369
   Noncash investing and financing activities:
         Common stock issued in satisfaction of interest on
               preferred stock                                                $   269,625           $   304,005
         Purchase of property and equipment under capital lease                      --                  79,408
         Issuance of common stock upon conversion of preferred stock          $   175,000             1,579,374

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

2.          LIQUIDITY

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.1 million through December 31, 2001, recorded a net loss of approximately $1.0 million during fiscal 2001 and used approximately $0.2 million of cash in operations during fiscal 2001. As of December 31, 2001, the Company had approximately $0.6 million in cash and working capital approximating $0.5 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

            The Company recognizes revenue for products upon shipment at the time of delivery to the customer, provided that the Company has no remaining significant service obligations that are essential to the functionality of the product delivered, collectibility is considered reasonably assured , and the fees are fixed and determinable.

            Revenue from installation and training is recognized upon the completion of the project. Service revenue is recognized ratably over the contractual period.

        CONCENTRATION OF CREDIT RISK

            The Company sells its products to customers principally in the United Sates of America. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from three and one customers accounted for approximately 66% and 57% of total accounts receivable at December 31, 2001 and 2000, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

            One customer accounted for 38% of total net revenue for the year ended December 31, 2001. Two customers accounted for 32% and 14%, respectively, of total net revenue for the year ended December 31, 2000.

        FINANCIAL INSTRUMENTS

            Fair values for cash equivalents, accounts receivable, and accounts payable approximate their carrying values at December 31, 2001 and 2000 due to their short maturities.

            Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligation approximate fair value.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

            Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"). Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products to the public are capitalized.

            The company policy is to amortize software development costs using the straight-line method over the estimated economic life of the product including the period being reported on.

LOSS PER SHARE

            Basic income (loss) per share is computed by dividing income (loss), after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

            Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 11) are subtracted from the net income (loss) to determine the amount of

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

net income (loss) attributable to common stockholders

            Common share equivalents consist of 1,998,783 and 3,853,159 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock at December 31, 2001 and 2000, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

STOCK COMPENSATION

            The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," for disclosure only (Note 9).

USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at the date of the financial statements, and the reported results of operations during the reporting period. Actual results could differ from these estimates. The most critical estimates relate to revenue recognition, provision for doubtful accounts, net realizability of inventories, and software development cost.

4.          NEW ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since the Company has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long Lived Assets to be disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on the Company's financial position and results of operations.

5.          INVENTORIES

            Inventories consist of the following:

                                            DECEMBER 31,         DECEMBER 31,
                                                2001                 2000
                                             ----------           ----------
      Raw materials                          $  581,949           $  674,046
      Work-in-process                           371,355              179,140
      Finished goods                            189,655              293,521
                                             ----------           ----------

                                             $1,142,959           $1,146,707
                                             ==========           ==========

6.          FIXED ASSETS

            Fixed assets consist of the following:

                                                      ESTIMATED         DECEMBER         DECEMBER
                                                     USEFUL LIVES          31,              31,
                                                      (IN YEARS)          2001             2000
                                                      ----------       ----------       ----------
      Production and engineering equipment               3-5           $  660,549       $  556,782
      Furniture, fixtures and office equipment            5               821,184          782,278
      Leasehold improvements                           Life of
                                                        Lease              29,749           32,518
                                                                       ----------       ----------
                                                                       $1,511,482       $1,371,578

      Less - accumulated depreciation                                  (1,234,188)      (1,127,266)
                                                                       ----------       ----------

                                                                       $  277,294       $  244,312
                                                                       ==========       ==========

            At December 31, 2001 and 2000, equipment under capital lease totaled $232,730. Related accumulated depreciation totaled $170,331 and $136,358 respectively at December 31, 2001 and 2000. Depreciation expense was $108,736 and $87,537 for the years ended December 31, 2001 and 2000, respectively.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

7.          CAPITALIZED SOFTWARE DEVELOPMENT COSTS

            Capitalized software consist of the following:


                                                      ESTIMATED         DECEMBER         DECEMBER
                                                     USEFUL LIVES          31,              31,
                                                      (IN YEARS)          2001             2000
                                                      ----------       ----------       ----------
      Internally developed software                        3           $  194,983       $     --
      Purchased Software                                   3               60,000             --
                                                                       ----------       ----------
                                                                       $  254,983       $     --

      Less - accumulated amortization                                     (12,430)            --
                                                                       ----------       ----------

                                                                       $  242,553       $     --
                                                                       ==========       ==========

      As of December 31, 2001, the Company has capitalized $194,983 of costs incurred for the development of its Windows CE operating system. The Company has capitalized $60,000 of costs associated with the purchase of software for the development of its W.I.N. Windows application.

8.          NOTE PAYABLE

            In December 31 2001, the Company signed a promissory note payable to for a principal sum of $108,000 and an interest rate of 2% per annum.

            The Company will make eighteen principal payments of $6,000 per calendar month from January 2002 through June 2003.

            Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand.

9.          INCOME TAXES

            Deferred tax assets are comprised of the following:

                                              DECEMBER 31,         DECEMBER 31,
                                                  2001                 2000
                                               ----------           ----------

        Net operating loss carryforwards       $4,666,365           $4,282,235
        Business tax credit carryforwards         172,479              242,440
        Other                                     119,819               39,262
                                               ----------           ----------

        Gross deferred tax asset               $4,958,663           $4,563,937
        Deferred tax asset valuation allowance (4,958,663)          (4,563,937)
                                               ----------           ----------
                                               $     --             $     --
                                               ==========           ==========

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

            The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                                      YEAR ENDED

                                                              DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                                ------          ------
       Statutory federal rate                                    (34.0%)         (34.0%)
       State taxes                                                (5.4%)          (6.4%)
       Non-deductible expenses                                     7.0%            6.2%
       Other                                                      (5.6%)          62.0%
       Change in valuation allowance on deferred tax assets       38.0%          (27.8%)
                                                                ------          ------
                                                                  --              --
                                                                ======          ======

            The Company generated loss from operations in 2001 and 2000. Although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company's customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

            At December 31, 2001, the Company has net operating loss and tax credit carryforwards for federal tax purposes of approximately $12,850,000 and $172,000, respectively, which expire in various years through 2020 and 2010, respectively. The Company has state net operating loss carryforwards for tax purposes of approximately $4,750,000, which expire in various years through 2006.

            Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

10.         STOCK OPTIONS

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

            On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan.

            A summary of the status of the Company's stock option plans as of December 31, 2001 and 2000 is as follows:

                                               December 31, 2001          December 31, 2000
                                            ----------------------     ----------------------

                                                          Weighted                  Weighted
                                                          Average                    Average
                                            Number of     Exercise    Number of      Exercise
                                             Options       Price       Options        Price
                                            --------      --------     --------      --------
       Outstanding at beginning of year      869,376      $   0.79      870,967      $   0.92
       Granted                                  --            --           --            --
       Exercised                                --            --           --            --
       Canceled/Expired                     (324,427)         0.67       (1,591)         1.48
                                            --------      --------     --------      --------

       Outstanding at end of year            544,949      $   0.80      869,376      $   0.79
                                            ========      ========     ========      ========

       Exercisable at end of year            460,003      $   0.77      567,930      $   0.83
                                            ========      ========     ========      ========

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

            The following table summarizes information about stock options outstanding at December 31, 2001:

                                                           Weighted                                        Weighted
                                                            average                                    Average exercise
                                                           Remaining               Number of               price of
                                   Number              Contractual life,            Options                options
         Exercise price         Outstanding                 In years              Exercisable            Exercisable
         --------------     --------------------     ----------------------    ------------------    --------------------

         $ 0.73                   222,000                      6.01                 222,000                $ 0.73
         $ 0.75                   280,000                      7.41                 220,000                  0.75
         $ 1.47                    42,949                      3.75                  18,003                  1.47
                            --------------------                               ------------------    --------------------
         Total                    544,949                                           460,003                $ 0.77
                            ====================                               ==================    ====================

            As discussed in Note 2, the Company elected to adopt the disclosure only provision of SFAS No. 123 for stock based compensation issued to employees and directors. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed by SFAS No. 123, the Company's net loss, and net loss per share attributable to common stockholders would have been as follows:


                                              Year ended        Year ended
                                             December 31,      December 31,
                                                 2001              2000
                                             ------------      ------------
          Net loss:
             As reported                     $(1,038,644)      $  (187,525)
             Pro forma                       $(1,052,641)      $  (242,085)

Basic and diluted net loss per share
attributable to common stockholders:

             As reported                     $     (0.14)      $     (0.11)
             Pro forma                       $     (0.15)      $     (0.12)

            The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999:

            I.    Dividend yield of 0%;
           II.    Expected volatility of 170%;
          III. Risk free interest rates of 5.53% - 6.24% for options granted during the year ended December 31, 1999; and
           IV.    Weighted average expected option term of 10 years.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

          There were no options granted during fiscal year 2001 and 2000.

          Because options vest over several years and additional options grants are expected to be made in subsequent years, the above pro forma disclosures are not necessarily representative of the pro forma effects on reported net income
(loss) for future years.

11.         COMMON STOCK

            In January 1996, the Company entered into an agreement with a consulting firm, whereby the Company would compensate the firm for their services through the issuance of 31,192 shares of the Company's common stock. The value of these shares at the time of issuance was estimated by management to be approximately $156,000, which was being amortized to expense over the five-year term of the agreement. Amortization was completed in 2000.

            At December 31, 2001, the Company had reserved 1,998,783 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock.

            On May 1, 2000, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission in connection with the prior approval by the Company's board of directors and the written consent of the stockholders of the Company owning a majority of the Company's outstanding voting securities on April 27, 2000, to amend the Company's Certificate of Incorporation. The Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 22, 2000, increases the Company's authorized number of shares of Common Stock, $.08 par value per share, from 5,000,000 shares to 30,000,000 shares.

12.         CONVERTIBLE PREFERRED STOCK

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

            On March 21, 2000, the Company issued 656,934 shares of its common stock, par value $.08 per share (the "Shares"), to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB Bank) upon the conversion by Capital Bank of 1,800 shares of the Company's Series B convertible preferred stock at a conversion price of $2.74 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

            On January 4, 2001, the Company issued 1,423,825 shares of its common stock, par value $.08 per share (the "Shares"), to Capital Bank Grawe Gruppe AG ("Capital Bank") upon the conversion by Capital Bank of 75 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

            On January 9, 2001, the Company issued 1,710,864 shares of its common stock, par value $.08 per share (the "Shares"), to Capital Bank upon the conversion by Capital Bank of 100 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share. No underwriters were involved in the transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

During the years ended December 31, 2001 and, 2000, the Company incurred interest in the amount of $269,625 and $304,005, respectively for Series B, Series C, Series D, and Series F convertible preferred stock, for which the Company has recorded a charge to accumulated deficit. During 2001, 2,178,073 shares were issued in satisfaction of the accrued interest due for 2001, 420,095 were issued in satisfaction of the accrued and unpaid interest due for 2000, which was included in Capital in excess of par at December 31, 2000During 2000, 1,003,074 were issued in satisfaction of the accrued and unpaid interest due for 2000 and 182,055 were issued in satisfaction of the accrued and unpaid interest due for 1999.

LIQUIDATION PREFERENCE:
Upon liquidation of the Company, the holders of Series B, Series C, Series D, Series E, and Series F convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

CONVERSION:
In connection with the issuance of Series E convertible preferred stock, the Company, with the approval of the shareholders of Series B, Series C, and Series D convertible preferred stock, changed the conversion price of the Series B, Series C, and Series D convertible preferred stock to $2.74 and provided these shareholders with certain anti-dilution provisions. If at any time prior to January 31, 2003, the Corporation's stockholders' equity at the end of any fiscal quarter as reported on the Company's Form 10-KSB, or quarterly on Form 10-QSB filing with the Securities and Exchange Commission does not exceed $1,500,000 plus 50% of the net proceeds of any future equity financing, then the conversion price shall equal the lesser of $2.74 or sixty percent of the Corporation's average closing price of its common stock for the five trading days prior to the conversion.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

13.         ISSUANCE OF WARRANTS

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

In September 1997, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $4.00 per share to the Series B stockholders. These warrants were exercisable immediately and expired on September 30, 2000. The value of these warrants at the time of issuance was estimated by management to be negligible, based primarily upon the market price of the Company's stock, accordingly, no compensation cost has been recorded. In March 1998, these warrants were canceled in conjunction with the issuance of the Series E Convertible Preferred Stock.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

market price assuming a dividend yield of 0%, expected volatility of 170%, a risk-free interest rate of 6.77% and an expected term of one year.

In March 1998, in connection with the issuance of Series E convertible preferred stock, the Company issued warrants to purchase a total of 700,000 shares of the Company's common stock at an exercise price of $0.75 per share. These warrants were exercisable immediately and expired on January 1, 2001. The fair value of these warrants at the time of issuance was estimated by management to be $214,000 using a Black-Scholes pricing model based upon the quoted market price assuming a dividend yield of 0%, expected volatility of 172%, a risk-free interest rate of 5.65% and an expected term of two years. The value of the warrant was recorded as decrease to Series E convertible preferred stock and an increase to additional paid-in-capital.

14.         CASHLESS OPTION EXERCISE PROGRAM

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

15.         COMMITMENTS

            The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $223,902 and $185,586 for the year ended December 31, 2001 and 2000, respectively.

            The Company also leases certain equipment under capital leases expiring at various dates through the year 2005. The total cost of equipment recorded under capital leases was $232,730 at December 31, 2001 and 2000, respectively.

            Minimum future lease commitments under operating and capital leases at December 31, 2001 are as follows:

                                                      OPERATING         CAPITAL
                                                      ---------         -------
                            2002                       178,000           24,293
                            2003                       178,000           24,293
                            2004                       181,000           24,293
                            2005                       141,000           11,171
                                                      --------         --------
            Total Minimum Lease Payments              $678,000         $ 84,050
            Less: amount representing interest            -              22,142
                                                      --------         --------
            Present Value                             $678,000         $ 61,908
                                                      ========         ========

            In August 2001, the Company amended an agreement with Optrex America, Inc. ("Optrex") in the amount of $72,657 for the purchase of raw materials through September 2002. At December 31, 2001 the company had a remaining commitment of $36,329.