Form 10QSB
period 2002-03-31
NATIONAL DATACOMPUTER INC
filed 2002-05-15
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002
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
                                          Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

COMMON STOCK, $0.08 PAR VALUE                                     11,115,397
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

     Unaudited Balance Sheets as of March 31, 2002
       and December 31, 2001...............................................3

     Unaudited Statements of Operations for the three months ended
       March 31, 2002 and 2001.............................................4

     Unaudited Statement of Stockholders' Equity for the three
       months ended March 31, 2002.........................................5

     Unaudited Statements of Cash Flows for the three months ended
       March 31, 2002 and  2001............................................6

     Unaudited Notes to Interim Financial Statements.......................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
        AND RESULTS OF OPERATIONS..........................................8

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings..............................................12

ITEM 2.    Changes in Securities..........................................12

ITEM 3.    Defaults upon Senior Securities................................12

ITEM 4.    Submissions of Matters to a Vote of Security Holders...........12

ITEM 5.    Other Information..............................................12

ITEM 6.    Exhibits and Reports on Form 8-K...............................12

SIGNATURES................................................................13

                           NATIONAL DATACOMPUTER, INC.
                           BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,            December 31,
                                                                                                2002                   2001
                                                                                            ------------           ------------
Assets
Current Assets:
       Cash and cash equivalents                                                            $    584,251           $    568,644
       Accounts receivable, net                                                                  173,243                330,953
       Inventories                                                                             1,010,341              1,142,959
       Other current assets                                                                       44,533                 14,930
                                                                                            ------------           ------------
           Total current assets                                                                1,812,368              2,057,486
Fixed assets, net                                                                                260,505                277,294
Capitalized software development costs, net                                                      241,656                242,553
                                                                                            ------------           ------------
           Total Assets                                                                     $  2,314,529           $  2,577,333
                                                                                            ============           ============
Liabilities and stockholders' equity
Current Liabilities:
       Current obligations under capital lease                                              $     16,729           $     17,595
       Notes Payable, current portion                                                             72,000                 72,000
       Accounts payable and other                                                                420,827                387,885
       Accrued payroll and related taxes                                                         128,606                 94,270
       Other accrued expenses                                                                    180,730                178,742
       Deferred revenues                                                                         632,744                775,222
                                                                                            ------------           ------------
           Total current liabilities                                                           1,451,636              1,525,714
Obligations under capital lease, net of current portion                                           41,639                 44,313
Notes Payable, net of current portion                                                             18,000                 36,000
                                                                                            ------------           ------------
           Total Liabilities                                                                   1,511,275              1,606,027
                                                                                            ------------           ------------
Commitments and Contingencies

Stockholders' equity:
       Preferred stock, Series A convertible, $0.001 par value; 20 shares
           authorized; no shares issued and outstanding                                             --                     --
       Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 issued and outstanding, respectively
           (liquidating preference of $2,400,000 )                                             2,105,832              2,105,832
       Preferred stock, Series C convertible $0.001 par value; 900 shares
           authorized, issued and outstanding (liquidating preference of $900,000)               834,370                834,370
       Preferred stock, Series D convertible $0.001 par value; 350 shares
           authorized, issued and outstanding (liquidating preference of $350,000)               324,639                324,639
       Preferred stock, Series E convertible $0.001 par value; 500 shares
           authorized, issued and outstanding (liquidating preference of $500,000)               273,880                273,880
       Preferred stock, Series F convertible $0.001 par value; 175 shares
           authorized, no shares issued and outstanding                                             --                     --
       Common stock, $0.08 par value; 30,000,000 shares authorized; 11,115,397
           shares issued and outstanding at March 31, 2002 and December 31, 2001                 889,230                889,230
       Capital in excess of par value                                                         13,080,575             13,013,825
       Accumulated deficit                                                                   (16,354,003)           (16,119,201)
       Stock subscription receivables                                                           (351,269)              (351,269)
                                                                                            ------------           ------------
           Total stockholders' equity                                                            803,254                971,306
                                                                                            ------------           ------------
           Total liabilities and stockholders' equity                                       $  2,314,529           $  2,577,333
                                                                                            ============           ============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                           NATIONAL DATACOMPUTER, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                     First Fiscal Quarter Ended
                                                                                 -----------------------------------
                                                                                   March 31,              March 31,
                                                                                     2002                   2001
                                                                                 ------------           ------------
Revenues:
     Net product revenue                                                         $    768,945           $    252,174
     Service and other revenue                                                        415,666                402,163
                                                                                 ------------           ------------
         Total Revenues                                                             1,184,611                654,337
Cost of sales and services                                                            679,202                362,852
                                                                                 ------------           ------------
                                                                                      505,409                291,485
                                                                                 ------------           ------------
Operating expenses:
     Research and development                                                         242,348                164,889
     Selling and marketing                                                            148,707                190,741
     General and administrative                                                       279,876                412,599
                                                                                 ------------           ------------
                                                                                      670,931                768,229
                                                                                 ------------           ------------
Loss from operations                                                                 (165,522)              (476,744)

Other income (expense):
     Interest income                                                                     --                    3,948
     Interest expense                                                                  (2,530)                (2,650)
                                                                                 ------------           ------------
Net loss                                                                         $   (168,052)          $   (475,446)
                                                                                 ============           ============

Calculation of net loss per common share and dilutive share equivalent:

Net loss                                                                         $   (168,052)          $   (475,446)
Preferred stock preferences                                                           (66,750)               (69,375)
                                                                                 ------------           ------------
Net loss attributable to common stockholders                                     $   (234,802)          $   (544,821)
                                                                                 ============           ============
Basic and diluted net loss per share attributable to
     common stockholders                                                         $      (0.02)          $      (0.10)
                                                                                 ============           ============
Weighted average shares                                                            11,115,397              5,382,540
                                                                                 ============           ============

                   The accompanying notes are an integral part
                     of these unaudited financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                        Preferred Stock Series B        Preferred Stock Series C        Preferred Stock Series D
                                      ----------------------------    ----------------------------    ----------------------------

                                                      Net issuance                    Net issuance                    Net issuance
                                         Shares          price           Shares          price           Shares          price
                                      ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001                 2,400    $  2,105,832             900    $    834,370             350    $    324,639

Net loss                                      --              --              --              --              --              --

Interest on preferred stock                   --              --              --              --              --              --

Accrual of accrued interest
   to be satisfied through the
   issuance of common stock                   --              --              --              --              --              --

                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2002                    2,400    $  2,105,832             900    $    834,370             350    $    324,639
                                      ============    ============    ============    ============    ============    ============


                                        Preferred Stock Series E                     Common Stock
                                      ----------------------------    --------------------------------------------
                                                                                                      Capital in
                                                      Net issuance                         Par           excess
                                         Shares           price          Shares           value       of par value
                                      ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001                   500    $    273,880      11,115,397    $    889,230    $ 13,013,825

Net loss                                      --              --              --              --              --

Interest on preferred stock                   --              --              --              --              --

Accrual of accrued interest
   to be satisfied through the
   issuance of common stock                   --              --              --              --            66,750

                                      ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2002                      500    $    273,880      11,115,397    $    889,230    $ 13,080,575
                                      ============    ============    ============    ============    ============


                                          Notes                            Total
                                       receivable      Accumulated      stockholders'
                                        empolyees        deficit           equity
                                      ------------     ------------     ------------
Balance at December 31, 2001          ($   351,269)    ($16,119,201)    $    971,306

Net loss                                      --           (168,052)        (168,052)

Interest on preferred stock                   --            (66,750)         (66,750)

Accrual of accrued interest
   to be satisfied through the
   issuance of common stock                   --               --             66,750

                                      ------------     ------------     ------------

Balance at March 31, 2002             ($   351,269)    ($16,354,003)    $    803,254
                                      ============     ============     ============

            The accompanying notes are an integral part
              of these unaudited financial statements

                           NATIONAL DATACOMPUTER, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
================================================================================


                                                                     THREE MONTHS ENDED
                                                               -------------------------------
                                                                 MARCH 31,          MARCH 31,
                                                                   2002               2001
                                                               ------------       ------------
Cash flows from operating activities:
    Net loss                                                   $   (168,052)      $   (475,446)
    Adjustments to reconcile net loss to net
        cash provided by (used for) operating activities:
        Depreciation and Amortization                                37,796             21,307
        Changes in assets and liabilities:
             Decrease in accounts receivable                        157,710            242,362
             Decrease (increase) in inventories                     132,618            (35,939)
             Increase in other current assets                       (29,603)           (16,059)
             Increase in accounts payable                            32,942             48,059
             Increase in accrued expenses                            36,324             46,069
             (Decrease) increase in deferred revenues              (142,478)           124,532
                                                               ------------       ------------
    Net cash provided by (used for) operating activities             57,257            (45,115)
                                                               ------------       ------------

Cash flows from investing activities:
    Purchases of fixed assets                                        (8,578)          (110,951)
    Additions to capitalized software development costs             (11,532)                --
                                                               ------------       ------------
    Net cash used for investing activities                          (20,110)          (110,951)
                                                               ------------       ------------

Cash flows from financing activities:
    Principal payment on note payable                               (18,000)                --
    Principal payment on obligations under capital lease             (3,540)            (3,552)
                                                               ------------       ------------
    Net cash used for financing activities                          (21,540)            (3,552)
                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents                 15,607           (159,618)
Cash and cash equivalents at beginning of year                      568,644          1,213,443
                                                               ------------       ------------
Cash and cash equivalents at end of period                     $    584,251       $  1,053,825
                                                               ============       ============


Supplemental Cash Flow Information:
    Noncash investing and financing activities:
        Common stock accrued in satisfaction of interest
           on preferred stock                                  $     66,750       $     69,375


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                                                                      EXHIBIT 11
                                                                      ----------

                          COMPUTATION OF PER SHARE LOSS

                           NATIONAL DATACOMPUTER, INC.
              STATEMENT RECOMPUTATION OF NET LOSS PER COMMON SHARE


                                                                    MARCH 31,          MARCH 31,
                                                                      2002               2001
                                                                  ------------       ------------
Net loss, as reported                                             $   (168,052)      $   (475,446)

Preferred stock preference items:


Interest on Series B, C, D and F convertible preferred stock      $    (66,750)      $    (69,375)
                                                                  ------------       ------------

Total preferred stock preference item                             $    (66,750)      $    (69,375)

Net loss attributable to common stockholders                      $   (234,802)      $   (544,821)

Weighted average shares outstanding:

Shares attributable to common stock outstanding                     11,115,397          5,382,540
                                                                  ------------       ------------

Weighted average shares outstanding                                 11,115,397          5,382,540
                                                                  ============       ============

Net loss per share                                                $      (0.02)      $      (0.10)
                                                                  ============       ============

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

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.4 million through March 31, 2002, recorded a net loss of $168,052 during the first quarter of 2002 and provided $57,257 of cash in operations during the first quarter of fiscal 2002. As of March 31, 2002, the Company had $584,251 in cash and a working capital of $360,732. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce their level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

     The balance sheet as of December 31, 2001, is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

INTERIM PERIODS

     In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

       Inventories consist of the following:      MARCH 31,      DECEMBER 31,
                                                    2002            2001
                                                ------------    ------------

       Raw material                             $    748,555    $    581,949
       Work-in-process                               170,260         371,355
       Finished goods                                 91,526         189,655
                                                ------------    ------------

           Total                                $  1,010,341    $  1,142,959
                                                ============    ============

     Inventories are stated at the lower of cost (first-in, first-out) or market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report.

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

OVERVIEW

     The Company's critical accounting policies and areas of significant accounting judgments and estimates are described in the Management's Discussion and Analysis of Financial Conditions and Result of Operations included in the Company's most recent Annual Report on Form 10-KSB for the year ended December 31, 2001, which should be read in conjunction with the discussion below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Revenues in the first quarter of fiscal year 2002 were $1,184,611 compared to $654,337 in the first quarter of fiscal 2001, an increase of 81%. The higher revenues resulted principally from shipments of our inventory service products, mainly the DC5 with sales of approximately $555,000.

     The DC5 is our new wireless, Microsoft(TM) Windows(R) CE-based hand-held Datacomputer designed for the inventory service market. The DC5 replaces our previous inventory service hand-helds, the DC2X and the DC2.5.

     We have also equipped our existing DC4 with the Microsoft(TM) Windows(R) CE-based operating system to be used for other broad-based applications. The DC4 has replaced our previous route accounting system hand-helds, the DC3X, discontinued in the latter part of fiscal 2001.

     The DC5 and the DC4CE will also be used as Windows(R) CE platforms to allow customers to develop their own applications.

     Cost of sales and services, as a percentage of net revenues, was 57% in the first quarter of fiscal 2002 compared to 55% in the first quarter of fiscal 2001. The decrease in margin was caused by a write down of inventory for our DC4 product line.

     Research and development expenses decreased to 20% of net revenues in the first quarter of fiscal 2002 from 25% in the first quarter of fiscal year 2001. Actual research and development spending increased by 47% in absolute dollars to $242,348 in the first quarter of fiscal 2002, from $164,889 for the same period in 2001. The increase was primarily attributable to our continued investment in expanding our current products' applications, namely Enhanced Financial Audit, Wireless Inventory Networking and Route Accounting.

     Selling and marketing expenses decreased to 13% of net revenues in the first quarter of fiscal 2002 from 29% in the first quarter of fiscal year 2001. Actual selling and marketing spending decreased by 22% in absolute dollars to $148,707 in the first quarter of fiscal 2002, from $190,741 for the same period in 2001. The decrease was primarily attributable to our focus in adjusting the required sales and marketing effort to match our level of sales.

     General and administrative expenses decreased to 24% of net revenues in the first quarter of fiscal 2002 from 63% in the first quarter of fiscal year 2001. Actual general and administrative spending decreased by 32% in absolute dollars to $279,876 in the first quarter of fiscal 2002, from $412,599 for the same period in 2001. The decrease was attributable to lower legal fees in conjunction with our complaint filed against Infos International, Inc. and Infos Group, Inc., combined with our continued effort to maintain the required infrastructure to match our level of sales.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.4 million through March 31, 2002, recorded a net loss of $168,052 during the first quarter of 2002 and provided $57,257 of cash in operations during the first quarter of fiscal 2002. As of March 31, 2002, the Company had $584,251 in cash and a working capital of $360,732. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce their level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cash provided by operating activities was $57,257. This was caused by an increase of $187,513 in working capital primarily attributable to a decrease in accounts receivable, inventory and deferred revenue. The increase in working capital was offset by the loss of $168,052 we experienced in the first quarter of fiscal 2002.

     Cash used for investing activities was $20,110 due to the purchase of fixed assets and the capitalization of software development in the amount of $11,532.

     Cash used for financing activities was $21,540 primarily due to the payment of $18,000 towards our outstanding note payable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As reported in the Company's Form 10-QSB for the fiscal quarter ended March 31, 2000, we filed a complaint in March 2000 in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). Discovery on all claims has been completed. We have obtained a default judgment against Infos and are seeking a determination by the court of sums due to the Company by Infos or, alternatively, a settlement with Infos.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         11 - Statement Re: Computation of Per Share Loss.

     (b) Reports on Form 8-K

         No reports on form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NATIONAL DATACOMPUTER, INC.


May 14, 2002                   /s/ John P. Ward
                               --------------------------------------------
                               John P. Ward
                                Chairman of the Board, President and
                                 Chief Executive Officer (principal
                                  executive officer)

May 14, 2002                   /s/ Gerald S. Eilberg
                               --------------------------------------------
                               Gerald S. Eilberg
                                Chief Financial Officer (principal
                                 financial and accounting officer)