Form 10QSB
period 2002-06-30
NATIONAL DATACOMPUTER INC
filed 2002-08-14
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002
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

                            Yes  [X]     No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2002.

COMMON STOCK, $0.08 PAR VALUE                                     12,852,355
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

           Unaudited Balance Sheets as of June 30, 2002
            and December 31, 2001...........................................3

           Unaudited Statements of Operations for the three and six
            months ended June 30, 2002 and 2001.............................4

           Unaudited Statement of Stockholders' Equity for the six
              months ended June 30, 2002....................................5

           Unaudited Statements of Cash Flows for the six months ended
                  June 30, 2002 and  2001...................................6

           Notes to Unaudited Interim Financial Statements..................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
           AND RESULTS OF OPERATIONS........................................9

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................14

ITEM 2.  Changes in Securities.............................................14

ITEM 3.  Defaults upon Senior Securities...................................14

ITEM 4.  Submissions of Matters to a Vote of Security Holders..............14

ITEM 5.  Other Information.................................................14

ITEM 6.  Exhibits and Reports on Form 8-K..................................14

SIGNATURES.................................................................15

                           NATIONAL DATACOMPUTER, INC.
                           BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                         June 30,     December 31,
                                                                           2002           2001
                                                                       ------------   ------------
Assets
Current Assets:
       Cash and cash equivalents                                       $    216,565   $    568,644
       Accounts receivable, net                                             298,874        330,953
       Inventories                                                          939,610      1,142,959
       Other current assets                                                  50,992         14,930
                                                                       ------------   ------------
          Total current assets                                            1,506,041      2,057,486
Fixed assets, net                                                           251,506        277,294
Capitalized software development costs, net                                 266,873        242,553
                                                                       ------------   ------------
          Total Assets                                                 $  2,024,420   $  2,577,333
                                                                       ============   ============

Liabilities and stockholders' equity
Current Liabilities:
       Current obligations under capital lease                         $     17,592   $     17,595
       Notes Payable, current portion                                        72,000         72,000
       Accounts payable and other                                           403,036        387,885
       Accrued payroll and related taxes                                    117,941         94,270
       Other accrued expenses                                               144,609        178,742
       Deferred revenues                                                    693,992        775,222
                                                                       ------------   ------------
          Total current liabilities                                       1,449,170      1,525,714
Obligations under capital lease, net of current portion                      37,223         44,313
Notes Payable, net of current portion                                             -         36,000
                                                                       ------------   ------------
          Total Liabilities                                               1,486,393      1,606,027
                                                                       ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, Series A convertible, $0.001 par value;
    20 shares authorized; no shares issued and outstanding                        -              -

  Preferred stock, Series B convertible $0.001 par value;
    4,200 shares authorized; 2,400 issued and outstanding,
      respectively (liquidating preference of $2,400,000 )                2,105,832      2,105,832

  Preferred stock, Series C convertible $0.001 par value;
   900 shares authorized, issued and outstanding
   (liquidating preference of $900,000)                                     834,370        834,370

  Preferred stock, Series D convertible $0.001 par value;
    350 shares authorized, issued and outstanding
    (liquidating preference of $350,000)                                    324,639        324,639

  Preferred stock, Series E convertible $0.001 par value;
    500 shares authorized, issued and outstanding
    (liquidating preference of $500,000)                                    273,880        273,880

  Preferred stock, Series F convertible $0.001 par value;
    175 shares authorized, no shares issued and outstanding                       -              -

  Common stock, $0.08 par value; 30,000,000 shares authorized;
     12,852,355 and 11,115,397 shares issued and outstanding at
     June 30, 2002 and December 31, 2001                                  1,028,187        889,230

  Capital in excess of par value                                         13,008,368     13,013,825
  Accumulated deficit                                                   (16,685,980)   (16,119,201)
  Notes receivable employees                                               (351,269)      (351,269)
                                                                       ------------   ------------
     Total stockholders' equity                                             538,027        971,306
                                                                       ------------   ------------
     Total liabilities and stockholders' equity                        $  2,024,420   $  2,577,333
                                                                       ============   ============


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                          NATIONAL DATACOMPUTER, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                            Second Fiscal Quarter              Six Months
                                                    Ended                         Ended
                                         ---------------------------------------------------------
                                           June 30,       June 30,       June 30,       June 30,
                                             2002           2001           2002           2001
                                         ------------   ------------   ------------   ------------
Revenues
     Product revenue                     $    603,278   $    468,383   $  1,372,223   $    720,557
     Service and other revenue                431,140        374,264        846,806        776,427
                                         ------------   ------------   ------------   ------------
                                            1,034,418        842,647      2,219,029      1,496,984

Cost of sales and services                    578,354        633,899      1,269,985        996,751
                                         ------------   ------------   ------------   ------------
                                              456,064        208,748        949,044        500,233
                                         ------------   ------------   ------------   ------------

Operating expenses:
     Research and development                 200,868        139,702        430,787        304,591
     Selling and marketing                    182,750        187,528        331,457        378,269
     General and administrative               335,395        438,685        615,271        851,284
                                         ------------   ------------   ------------   ------------
                                              719,013        765,915      1,377,515      1,534,144
                                         ------------   ------------   ------------   ------------

Loss from operations                         (262,949)      (557,167)      (428,471)    (1,033,911)

Other income (expense):
     Interest income                                -              -              -          3,948
     Interest expense                          (2,278)        (3,340)        (4,808)        (5,990)
                                         ------------   ------------   ------------   ------------
Net loss                                 $   (265,227)  $  (560,507)   $   (433,279)  $ (1,035,953)
                                         ============   ============   ============   ============

Calculation of net loss per common share and dilutive share equivalents:

Net loss                                 $   (265,227)  $   (560,507)  $   (433,279)  $ (1,035,953)
Interest on preferred stock                   (66,750)       (66,750)      (133,500)      (136,125)
                                         ------------   ------------   ------------   ------------
Net loss attributable to common
     shareholders                        $   (331,977)  $   (627,257)  $   (566,779)  $ (1,172,078)
                                         ============   ============   ============   ============

Basic and diluted net loss per share     $      (0.03)  $      (0.09)  $      (0.05)  $      (0.15)
                                         ============   ============   ============   ============

Weighted average shares                    11,363,534      7,079,063     12,052,877      7,853,567
                                         ============   ============   ============   ============

              The accompanying notes are an integral part of these
                         unaudited financial statements

                           NATIONAL DATACOMPUTER, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------

                                       Preferred                Preferred                Preferred                Preferred
                                     Stock Series B           Stock Series C           Stock Series D           Stock Series E
                                 ----------------------   ----------------------   ----------------------   ----------------------
                                            Net issuance             Net issuance             Net issuance             Net issuance
                                   Shares      price        Shares      price        Shares      price        Shares      price
                                 ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------

Balance at December 31, 2001          2,400  $2,105,832          900  $  834,370          350  $  324,639          500  $  273,880

Net loss

Interest on preferred stock
  to be satisfied through the
  issuance of common stock

                                 ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Balance at March 31, 2002             2,400  $2,105,832          900  $  834,370          350  $  324,639          500  $  273,880
                                 ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========

Net loss

Interest on preferred stock
  to be satisfied through the
  issuance of common stock

Issuance of common stock
   in satisfaction of accrued
   interest

                                 ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Balance at June 30, 2002              2,400  $2,105,832          900  $  834,370          350  $  324,639          500  $  273,880
                                 ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========

                           NATIONAL DATACOMPUTER, INC.
            STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)(continued)
--------------------------------------------------------------------------------

                                               Common Stock
                                 ----------------------------------------
                                                              Capital in         Notes                      Total
                                                   Par          excess        receivable    Accumulated  stockholders'
                                    Shares        value      of par value      empolyees      deficit       equity
                                 ------------  ------------  ------------    ------------  ------------  ------------
Balance at December 31, 2001       11,115,397  $    889,230  $ 13,013,825    $   (351,269) $(16,119,201) $    971,306

Net loss                                                                                       (168,052)     (168,052)

Interest on preferred stock                                                                                         0
  to be satisfied through the
  issuance of common stock                                         66,750                       (66,750)            0
                                 ------------  ------------  ------------    ------------  ------------  ------------
Balance at March 31, 2002          11,115,397  $    889,230  $ 13,080,575    $   (351,269) $(16,354,003) $    803,254
                                 ============  ============  ============    ============  ============  ============

Net loss                                                                                       (265,227)     (265,227)

Interest on preferred stock                                                                                         0
  to be satisfied through the
  issuance of common stock                                         66,750                       (66,750)            0

Issuance of common stock
   in satisfaction of accrued
   interest                         1,736,958       138,957      (138,957)
                                 ------------  ------------  ------------    ------------  ------------  ------------
Balance at June 30, 2002           12,852,355  $  1,028,187  $ 13,008,368    $   (351,269) $(16,685,980) $    538,027
                                 ============  ============  ============    ============  ============  ============

              The accompanying notes are an integral part of these
                         unaudited financial statements

                           NATIONAL DATACOMPUTER, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                              Six months ended
                                                        ---------------------------
                                                          June 30,       June 30,
                                                            2002           2001
                                                        ------------   ------------
Cash flows from operating activities:
  Net loss                                              $   (433,279)  $ (1,035,953)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation                                              52,339         43,897
    Amortization                                              32,496              -
    Changes in assets and liabilities:
      Decrease in accounts receivable                         32,079          7,428
      Decrease (increase) in inventories                     203,349        (48,942)
      (Increase) decrease in other current assets            (36,062)           705
      Increase in accounts payable                            15,151        313,861
      (Decrease) increase in accrued expenses                (10,462)        54,052
      (Decrease) increase in deferred revenues               (81,230)       157,209
                                                        ------------   ------------
  Net cash used for operating activities                    (225,619)      (507,743)
                                                        ------------   ------------

Cash flows from investing activities:
  Purchases of fixed assets                                  (26,551)      (127,211)
  Additions to capitalized software development costs        (56,816)       (82,850)
                                                        ------------   ------------
  Net cash used for investing activities                     (83,367)      (210,061)
                                                        ------------   ------------

Cash flows from financing activities:
  Principal payment on note payable                          (36,000)             -
  Principal payment on obligations
    under capital lease                                       (7,093)        (7,628)
                                                        ------------   ------------
  Net cash used for financing activities                     (43,093)        (7,628)
                                                        ------------   ------------

Net decrease in cash and cash equivalents                   (352,079)      (725,432)
Cash and cash equivalents at beginning of year               568,644      1,213,443
                                                        ------------   ------------

Cash and cash equivalents at end of period              $    216,565   $    488,011
                                                        ============   ============

Supplemental Cash Flow Information:
  Noncash investing and financing activities:
    Common stock issued in satisfaction of
      interest on preferred stock                       $    133,500   $    136,125
    Issuance of common stock upon conversion of
      preferred stock                                              -        175,000

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

     LIQUIDITY AND CAPITAL RESOURCES

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.7 million through June 30, 2002, recorded a net loss of $433,279 during the first six months of 2002 and used $225,619 of cash in operations during the first six months of fiscal 2002. As of June 30, 2002, the Company had $216,565 in cash and working capital of $56,871. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce their level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In order to improve its cash position, the Company is taking a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities, which it believes, should result in adequate revenues in the third and fourth quarters of fiscal 2002 to meet cash flow requirements. The Company maintains adequate levels of inventory and has not experienced any interruption of supplies or services from vendors. Future reductions in revenue levels could require the Company to implement further cost savings.


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

     INTERIM PERIODS

     In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3.   INVENTORIES

     Inventories consist of the following:      JUNE 30,       DECEMBER 31,
                                                  2002            2001
                                              ------------    ------------
     Raw material                             $    667,370    $    581,949
     Work-in-process                               212,290         371,355
     Finished goods                                 59,950         189,655
                                              ------------    ------------
         Total                                $    939,610    $  1,142,959
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

OVERVIEW

The Company's critical accounting policies and areas of significant accounting judgments and estimates are described in the Management's Discussion and Analysis of Financial Conditions and Result of Operations included in the Company's most recent Annual Report on Form 10-KSB for the year ended December 31, 2001, which are supplemented by the revenue recognition discussion below, should be read in conjunction with the discussion below.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ( SOP ) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenue related to the sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Service and maintenance sales are recognized over the contract term.

Accordingly, if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance; (4) the fair value of services and maintenance are determined based on the price charged by the Company, or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenue for each element will be recognized independently.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

Revenues in the second quarter of fiscal year 2002 were $1,034,418 compared to $842,647 in the second quarter of fiscal 2001, an increase of 23%. Product revenues of $603,278 in the second quarter of fiscal 2002 increased 29% from the comparable prior year period. The increase in product revenues is due to increased shipments of our newly introduced inventory services product the DC5, and the DC4, our existing route service product.

Service revenue of $431,140 for the second quarter of fiscal year 2002 increased 15% from the comparable prior year period primarily due to additional customer service revenue and an increase in maintenance contract revenue.

Cost of sales and services, as a percentage of net revenues, was 56% in the second quarter of fiscal 2002 compared to 75% in the second quarter of fiscal 2001. The decrease in cost was due to a reduction, during the second quarter of fiscal 2001, to our estimates of net realizable value of certain older, discontinued products. These older products have been moving at a slower pace due to our transition to the faster and more efficient new generation of wireless Microsoft(TM) Windows(R) CE based hand-helds computer. In the second quarter of fiscal 2002, we have incurred $20,067 in amortization expenses of internally developed product software. This amortization expense was not existent in the second quarter of fiscal 2001 since we did not start amortizing our capitalized internally developed product software until the last quarter of fiscal year 2001.

Research and development expenses increased to 19% of net revenues in the second quarter of fiscal 2002 from 17% in the second quarter of fiscal year 2001. Actual research and development spending increased by 44% in absolute dollars to $200,868 in the second quarter of fiscal 2002, from $139,702 for the same period in 2001. The higher expenses were attributable to a decrease in the amount of capitalized costs incurred for internally developed product software, namely Enhanced Financial Audit, coupled with our continued investment in expanding our current products' applications, namely Wireless Inventory Networking and Route Accounting.

Selling and marketing expenses decreased to 18% of net revenues in the second quarter of fiscal 2002 from 23% in the second quarter of fiscal year 2001. Actual selling and marketing spending decreased by 3% in absolute dollars to $182,750 in the second quarter of fiscal 2002, from $187,528 for the same period in 2001. The decrease was primarily attributable to our focus in adjusting the required sales and marketing effort to match our level of sales.

General and administrative expenses decreased to 32% of net revenues in the second quarter of fiscal 2002 from 52% in the second quarter of fiscal year 2001. Actual general and administrative spending decreased by 24% in absolute dollars to $335,395 in the second quarter of fiscal 2002, from $438,685 for the same period in 2001. The decrease was attributable to lower legal fees in conjunction with our complaint filed against Infos International, Inc. and Infos Group, Inc., offset by increased reserves for doubtful accounts.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues in the first six months of fiscal year 2002 were $2,219,029 compared to $1,496,984 in the first six months of fiscal 2001, an increase of 48%.

Product revenues of $1,372,223 in the first six months of fiscal 2002 increased 90% from the comparable prior year period. The increase in product revenues is due to increased shipments of our newly introduced inventory services product the DC5, and the DC4, our existing route service product.

Service revenue of $846,806 for the first six months of fiscal year 2002 increased 9% from the comparable prior year period primarily due to additional customer service revenue and an increase in maintenance contract revenue

Cost of sales and services, as a percentage of net revenues, was 57% in the first six months of fiscal 2002 compared to 67% in the first six months of fiscal 2001. The decrease in cost was due to a reduction, during the second quarter of fiscal 2001, to our estimates of net realizable value of certain older, discontinued products. These older products have been moving at a slower pace due to our transition to the faster and more efficient new generation of wireless Microsoft(TM) Windows(R) CE based hand-helds computer. In the first six months of fiscal 2002, we have incurred $32,496 in amortization expenses of internally developed product software. This amortization expense was not existent in the first six months of fiscal 2001 since we did not start amortizing our capitalized internally developed product software until the last quarter of fiscal year 2001.

Research and development expenses decreased to 19% of net revenues in the first six months of fiscal 2002 from 20% in the first six months of fiscal year 2001. Actual research and development spending increased by 41% in absolute dollars to $430,787 in the first six months of fiscal 2002, from $304,591 for the same period in 2001. The higher expenses were attributable to a decrease in the amount of capitalized costs incurred for internally developed product software, namely Enhanced Financial Audit, coupled with our continued investment in expanding our current products' applications, namely Wireless Inventory Networking and Route Accounting.

Selling and marketing expenses decreased to 15% of net revenues in the first six months of fiscal 2002 from 25% in the first six months of fiscal year 2001. Actual selling and marketing spending decreased by 12% in absolute dollars to $331,457 in the first six months of fiscal 2002, from $378,269 for the same period in 2001. The decrease was primarily attributable to our focus in adjusting the required sales and marketing effort to match our level of sales.

General and administrative expenses decreased to 28% of net revenues in the first six months of fiscal 2002 from 57% in the first six months of fiscal year 2001. Actual general and administrative spending decreased by 28% in absolute dollars to $615,271 in the first six months of fiscal 2002, from $851,284 for the same period in 2001. The decrease was attributable to lower legal fees in conjunction with our complaint filed against Infos International, Inc. and Infos Group, Inc., combined with our continued cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.7 million through June 30, 2002, recorded a net loss of $433,279 during the first six months of 2002 and used $225,619 of cash in operations during the first six months of fiscal 2002. As of June 30, 2002, the Company had $216,565 in cash and working capital of $56,871. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce their level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to improve its cash position, the Company is taking a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities, which it believes, should result in adequate revenues in the third and fourth quarters of fiscal 2002 to meet cash flow requirements. The Company maintains adequate levels of inventory and has not experienced any interruption of supplies or services from vendors. Future reductions in revenue levels could require the Company to implement further cost savings.

Cash used in operating activities was $225,619. This was a result of the loss of $433,279 we experienced in the first six months of fiscal 2002, partially offset by a decrease of inventory during the period.

Cash used for investing activities was $83,367 due to the purchase of fixed assets and the capitalization of software development in the amount of $56,816.

Cash used for financing activities was $43,093 primarily due to the payment of $36,000 towards our outstanding note payable.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As reported in the Company's Form 10-QSB for the fiscal quarter ended March 31, 2000, we filed a complaint in March 2000 in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). The parties have agreed to participate in a non-binding mediation.


ITEM 2. CHANGES IN SECURITIES

On June 17, 2002, we issued an aggregate of 1,736,956 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly known as RBB Bank) in satisfaction of an aggregate interest payment of $133,500, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        (11)    Statement Re: Computation of Per Share Loss.

        (99.1)  Certification of Executive Officers.

(b)     Reports on Form 8-K

        No reports on form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL DATACOMPUTER, INC.


August 14, 2002                        /s/ John P. Ward
                                       ------------------------------------
                                       John P. Ward
                                       Chairman of the Board, President and
                                        Chief Executive Officer (principal
                                        executive officer)




August 14, 2002                        /s/ Gerald S. Eilberg
                                       ------------------------------------
                                       Gerald S. Eilberg
                                       Chief Financial Officer (principal
                                        financial and accounting officer)