Form 10QSB
period 2002-09-30
NATIONAL DATACOMPUTER INC
filed 2002-11-19
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002
                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                        04-2942832
  (State or other jurisdiction                   (IRS Employer Identification #)
of incorporation or organization)

900 Middlesex Turnpike, Bldg. 5
Billerica, Ma.                                                 01821
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 7, 2002.

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

          Unaudited Balance Sheets as of September 30, 2002
           and December 31, 2001.............................................3

          Unaudited Statements of Operations for the three and
           nine months ended September 30, 2002 and 2001.....................4

          Unaudited Statement of Stockholders' Equity for the nine
           months ended September 30, 2002...................................5

          Unaudited Statements of Cash Flows for the nine months ended
           September 30, 2002 and  2001......................................6

          Notes to Unaudited Interim Financial Statements....................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS..........................................9

ITEM 4. CONTROLS AND PROCEDURES.............................................13

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................14

ITEM 2. Changes in Securities...............................................14

ITEM 3. Defaults upon Senior Securities.....................................14

ITEM 4. Submissions of Matters to a Vote of Security Holders................14

ITEM 5. Other Information...................................................14

ITEM 6. Exhibits and Reports on Form 8-K....................................14

SIGNATURES..................................................................15

                           NATIONAL DATACOMPUTER, INC.
                           BALANCE SHEETS (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30,      December 31,
                                                                                                       2002              2001
                                                                                                   ------------       ------------
Assets
Current Assets:
       Cash and cash equivalents                                                                   $     87,771       $    568,644
       Accounts receivable, net                                                                          65,949            330,953
       Inventories                                                                                      952,002          1,142,959
       Other current assets                                                                              45,910             14,930
                                                                                                   ------------       ------------
           Total current assets                                                                       1,151,632          2,057,486
Fixed assets, net                                                                                       227,526            277,294
Capitalized software development costs, net                                                             272,781            242,553
                                                                                                   ------------       ------------
           Total Assets                                                                            $  1,651,939       $  2,577,333
                                                                                                   ============       ============

Liabilities and stockholders' equity
Current Liabilities:
       Current obligations under capital lease                                                     $     18,336       $     17,595
       Notes payable, current portion                                                                    54,000             72,000
       Accounts payable and other                                                                       421,434            387,885
       Accrued payroll and related taxes                                                                128,283             94,270
       Other accrued expenses                                                                           140,255            178,742
       Deferred revenues                                                                                530,316            775,222
                                                                                                   ------------       ------------
           Total current liabilities                                                                  1,292,624          1,525,714
Obligations under capital lease, net of current portion                                                  32,509             44,313
Notes payable, net of current portion                                                                      --               36,000
                                                                                                   ------------       ------------
           Total Liabilities                                                                          1,325,133          1,606,027
                                                                                                   ------------       ------------

Commitments and Contingencies

Stockholders' equity:
       Preferred stock, Series A convertible, $0.001 par value; 20 shares
           authorized; no shares issued and outstanding                                                    --                 --

       Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 issued and outstanding, respectively
           (liquidating preference of $2,400,000 )                                                    2,105,832          2,105,832

       Preferred stock, Series C convertible $0.001 par value; 900 shares
           authorized, issued and outstanding (liquidating preference of $900,000)                      834,370            834,370

       Preferred stock, Series D convertible $0.001 par value; 350 shares
           authorized, issued and outstanding (liquidating preference of $350,000)                      324,639            324,639

       Preferred stock, Series E convertible $0.001 par value; 500 shares
           authorized, issued and outstanding (liquidating preference of $500,000)                      273,880            273,880

       Preferred stock, Series F convertible $0.001 par value; 175 shares
           authorized, no shares issued and outstanding                                                    --                 --

       Common stock, $0.08 par value; 30,000,000 shares authorized; 12,852,355 and 11,115,397
           shares issued and outstanding at September 30, 2002 and December 31, 2001                  1,028,187            889,230

       Capital in excess of par value                                                                13,075,118         13,013,825
       Accumulated deficit                                                                          (16,963,951)       (16,119,201)
       Notes receivable from employees                                                                 (351,269)          (351,269)
                                                                                                   ------------       ------------
           Total stockholders' equity                                                                   326,806            971,306
                                                                                                   ------------       ------------
           Total liabilities and stockholders' equity                                              $  1,651,939       $  2,577,333
                                                                                                   ============       ============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                 Third Fiscal Quarter                       Nine Months
                                                                        Ended                                 Ended
                                                           -------------------------------       -------------------------------
                                                           September 30,      September 30,      September 30,      September 30,
                                                               2002               2001               2002               2001
                                                           ------------       ------------       ------------       ------------
Revenues
     Product revenue                                       $    469,328       $    849,455       $  1,841,551       $  1,570,012
     Service and other revenue                                  443,822            410,290          1,290,628          1,186,717
                                                           ------------       ------------       ------------       ------------

                                                                913,150          1,259,745          3,132,179          2,756,729

Cost of sales and services                                      512,244            632,915          1,782,229          1,629,666
                                                           ------------       ------------       ------------       ------------

                                                                400,906            626,830          1,349,950          1,127,063
                                                           ------------       ------------       ------------       ------------

Operating expenses:
     Research and development                                   151,150            136,105            581,937            440,696
     Selling and marketing                                      176,116            160,598            507,573            538,867
     General and administrative                                 282,516            312,661            897,787          1,163,945
                                                           ------------       ------------       ------------       ------------

                                                                609,782            609,364          1,987,297          2,143,508
                                                           ------------       ------------       ------------       ------------

(Loss) income from operations                                  (208,876)            17,466           (637,347)        (1,016,445)

Other income (expense):
     Interest income                                               --                 --                 --                3,948
     Interest expense                                            (2,345)            (2,801)            (7,153)            (8,791)
                                                           ------------       ------------       ------------       ------------

Net (loss) income                                          $   (211,221)      $     14,665       $   (644,500)      $ (1,021,288)
                                                           ============       ============       ============       ============

Calculation of net (loss) income per common share and dilutive share equivalents:

Net (loss) income                                          $   (211,221)      $     14,665       $   (644,500)      $ (1,021,288)
Interest on preferred stock                                     (66,750)           (66,750)          (200,250)          (202,875)
                                                           ------------       ------------       ------------       ------------

Net loss attributable to common
     shareholders                                          $   (277,971)      $    (52,085)      $   (844,750)      $ (1,224,163)
                                                           ============       ============       ============       ============

Basic and diluted net loss per share                       $      (0.02)      $      (0.01)      $      (0.07)      $      (0.13)
                                                           ============       ============       ============       ============

Weighted average shares                                      12,852,355          9,620,827         12,052,879          9,235,445
                                                           ============       ============       ============       ============

                    The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

--------------------------------------------------------------------------------------------------


                                      Preferred Stock Series B         Preferred Stock Series C
                                   -----------------------------     -----------------------------

                                                    Net issuance                      Net issuance
                                      Shares            price           Shares           price
                                   ------------     ------------     ------------     ------------
Balance at December 31, 2001              2,400     $  2,105,832              900     $    834,370

Net loss                                   --               --               --               --

Interest on preferred stock
   to be satisfied through the
  issuance of common stock                 --               --               --               --

                                   ------------     ------------     ------------     ------------

Balance at March 31, 2002                 2,400     $  2,105,832              900     $    834,370
                                   ============     ============     ============     ============

Net loss                                   --               --               --               --

Interest on preferred stock
   to be satisfied through the
  issuance of common stock                 --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                --               --               --               --

                                   ------------     ------------     ------------     ------------

Balance at June 30, 2002                  2,400     $  2,105,832              900     $    834,370
                                   ============     ============     ============     ============

Net loss                                   --               --               --               --

Interest on preferred stock
   to be satisfied through the
  issuance of common stock                 --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest

                                   ------------     ------------     ------------     ------------

Balance at September 30, 2002             2,400     $  2,105,832              900     $    834,370
                                   ============     ============     ============     ============


                                      Preferred Stock Series D          Preferred Stock Series E
                                   -----------------------------     -----------------------------

                                                    Net issuance                      Net issuance
                                       Shares          price            Shares           price
                                   ------------     ------------     ------------     ------------
Balance at December 31, 2001                350     $    324,639              500     $    273,880

Net loss                                   --               --               --               --

Interest on preferred stock
   to be satisfied through the
  issuance of common stock                 --               --               --               --

                                   ------------     ------------     ------------     ------------

Balance at March 31, 2002                   350     $    324,639              500     $    273,880
                                   ============     ============     ============     ============

Net loss                                   --               --               --               --

Interest on preferred stock
   to be satisfied through the
  issuance of common stock                 --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest                                --               --               --               --

                                   ------------     ------------     ------------     ------------

Balance at June 30, 2002                    350     $    324,639              500     $    273,880
                                   ============     ============     ============     ============

Net loss                                   --               --               --               --

Interest on preferred stock
   to be satisfied through the
  issuance of common stock                 --               --               --               --

Issuance of common stock
   in satisfaction of accrued
   interest

                                   ------------     ------------     ------------     ------------

Balance at September 30, 2002               350     $    324,639              500     $    273,880
                                   ============     ============     ============     ============


                                                 Common Stock
                                 --------------------------------------------
                                                                 Capital in           Notes                               Total
                                                    Par             excess          receivable        Accumulated      stockholders'
                                    Shares         value         of par value       empolyees           deficit           equity
                                 ------------   ------------     ------------      ------------      ------------      ------------
Balance at December 31, 2001       11,115,397   $    889,230     $ 13,013,825      ($   351,269)     ($16,119,201)     $    971,306

Net loss                                 --             --               --                --            (168,052)         (168,052)

Interest on preferred stock
   to be satisfied through the
  issuance of common stock               --             --             66,750              --             (66,750)

                                 ------------   ------------     ------------      ------------      ------------      ------------

Balance at March 31, 2002          11,115,397   $    889,230     $ 13,080,575      ($   351,269)     ($16,354,003)     $    803,254
                                 ============   ============     ============      ============      ============      ============

Net loss                                 --             --               --                --            (265,227)         (265,227)

Interest on preferred stock
   to be satisfied through the
  issuance of common stock               --             --             66,750              --             (66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                         1,736,958        138,957         (138,957)

                                 ------------   ------------     ------------      ------------      ------------      ------------

Balance at June 30, 2002           12,852,355   $  1,028,187     $ 13,008,368      ($   351,269)     ($16,685,980)     $    538,027
                                 ============   ============     ============      ============      ============      ============

Net loss                                 --             --               --                --            (211,221)         (211,221)

Interest on preferred stock
   to be satisfied through the
  issuance of common stock               --             --             66,750              --             (66,750)

Issuance of common stock
   in satisfaction of accrued
   interest

                                 ------------   ------------     ------------      ------------      ------------      ------------

Balance at September 30, 2002      12,852,355   $  1,028,187     $ 13,075,118      ($   351,269)     ($16,963,951)     $    326,806
                                 ============   ============     ============      ============      ============      ============

                   The accompanying notes are an integral part
                     of these unaudited financial statements

                           NATIONAL DATACOMPUTER, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------


                                                                                 Nine months ended
                                                                           ----------------------------
                                                                          September 30,     September 30,
                                                                              2002              2001
                                                                           -----------      -----------
Cash flows from operating activities:
       Net loss                                                            $  (644,500)     $(1,021,288)
       Adjustments to reconcile net loss to net
           cash used for operating activities:
           Depreciation                                                         80,145           71,471
           Amortization                                                         48,744             --
           Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                      265,004          (53,813)
               Decrease in inventories                                         190,957           85,788
               (Increase) decrease in other current assets                     (30,980)          21,553
               Increase in accounts payable                                     33,549          285,943
               (Decrease) increase in accrued expenses                          (4,474)          57,965
               (Decrease) increase in deferred revenues                       (244,906)          55,694
                                                                           -----------      -----------
       Net cash used for operating activities                                 (306,461)        (496,687)
                                                                           -----------      -----------

Cash flows from investing activities:
       Purchases of fixed assets                                               (30,377)        (138,787)
       Additions to capitalized software development costs                     (78,972)        (149,589)
                                                                           -----------      -----------
       Net cash used for investing activities                                 (109,349)        (288,376)
                                                                           -----------      -----------

Cash flows from financing activities:
       Principal payment on note payable                                       (54,000)            --
       Principal payment on obligations
           under capital lease                                                 (11,063)         (10,904)
                                                                           -----------      -----------
       Net cash used for financing activities                                  (65,063)         (10,904)
                                                                           -----------      -----------

Net decrease in cash and cash equivalents                                     (480,873)        (795,967)
Cash and cash equivalents at beginning of year                                 568,644        1,213,443
                                                                           -----------      -----------

Cash and cash equivalents at end of period                                 $    87,771      $   417,476
                                                                           ===========      ===========


Supplemental Cash Flow Information:
       Noncash investing and financing activities:
           Common stock issued in satisfaction of accrued interest on
               preferred stock                                             $   200,250      $   202,875
           Issuance of common stock upon conversion of preferred stock         175,000

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

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $17.0 million through September 30, 2002, recorded a net loss of $644,500 during the first nine months of 2002 and used $306,461 of cash in operations during the first nine months of fiscal 2002. As of September 30, 2002, the Company had $87,771 in cash and negative working capital of $140,992. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce their level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In order to improve its cash position, the Company is taking a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the fourth quarter of fiscal 2002 to meet cash flow requirements, and therefore might require the Company to implement further cost saving action.

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

     The balance sheet as of December 31, 2001 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

INTERIM PERIODS

     In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

       Inventories consist of the following:    September 30,   December 31,
                                                    2002            2001
                                                ------------    ------------
       Raw material                             $    639,972    $    581,949
       Work-in-process                               141,436         371,355
       Finished goods                                170,594         189,655
                                                ------------    ------------
                                     Total      $    952,002    $  1,142,959
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

OVERVIEW

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operation. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in the Management's Discussion and Analysis of Financial Conditions and Result of Operations included in our Form 10-KSB for the year ended December 31, 2001, we believe the following accounting policies to be critical:

     We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ( SOP ) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

     Revenue related to the sales of our products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, evidence of the sales arrangement is in place, the sales price is fixed or determinable, and collectibility is reasonably assured. Service and maintenance sales are recognized over the contract term.

     If products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance; (4) the fair value of services and maintenance are determined based on the price charged by us when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenue for each element will be recognized independently.

RESULTS OF OPERATIONS

     Three months ended September 30, 2002 compared to three months ended September 30, 2001.

     Revenues in the third quarter of fiscal year 2002 were $913,150 compared to $1,259,745 in the third quarter of fiscal 2001, a decrease of 28%. Product revenues of $469,328 in the third quarter of fiscal 2002 decreased 45% from the comparable prior year period. The decrease in product revenues is due to a decrease in shipments of our existing route service product, the DC4, along with a decrease of our older inventory services products. Our newly introduced inventory services product, the DC5, produced sales of approximately $304,000.

     Service revenue of $443,822 for the third quarter of fiscal year 2002 increased 8% from the comparable prior year period primarily due to an increase in revenues from our repair department.

     Cost of sales and services, as a percentage of net revenues, was 56% in the third quarter of fiscal 2002 compared to 50% in the third quarter of fiscal 2001. The increase in cost was due to a reduction in our estimates of net realizable value of certain older, discontinued products. These older products have been moving at a slower pace due to our transition to the faster and more efficient new generation of wireless Microsoft(TM) Windows(R) CE based hand-held computers. In the third quarter of fiscal 2002, we also incurred $16,248 for amortization expenses of our internally developed product software. This amortization expense did not exist in the third quarter of fiscal 2001 since we did not start amortizing our capitalized internally developed product software until the last quarter of fiscal year 2001.

     Research and development expenses increased to 17% of net revenues in the third quarter of fiscal 2002 from 11% in the third quarter of fiscal year 2001. Actual research and development spending increased by 11% in absolute dollars to $151,150 in the third quarter of fiscal 2002, from $136,105 for the same period in 2001. The higher expenses were attributable to a decrease in the amount of capitalized costs incurred for internally developed product software, namely Enhanced Financial Audit.

     Selling and marketing expenses increased to 19% of net revenues in the third quarter of fiscal 2002 from 13% in the third quarter of fiscal year 2001. Actual selling and marketing spending increased by 10% in absolute dollars to $176,116 in the third quarter of fiscal 2002, from $160,598 for the same period in 2001. The increase was primarily attributable to the hiring of a sales representative for the Company's Western Region, this position was vacant during the 3rd quarter of fiscal 2001.

     General and administrative expenses increased to 31% of net revenues in the third quarter of fiscal 2002 from 25% in the third quarter of fiscal year 2001. Actual general and administrative spending decreased by 10% in absolute dollars to $282,516 in the third quarter of fiscal 2002, from $312,661 for the same period in 2001. The decrease was attributable to lower legal fees in conjunction with our complaint filed against Infos International, Inc. and Infos Group, Inc., offset by the temporary hiring of a business development specialist. This position was vacated in September 2002.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues in the first nine months of fiscal year 2002 were $3,132,179 compared to $2,756,729 in the first nine months of fiscal 2001, an increase of 14%.

     Product revenues of $1,841,551 in the first nine months of fiscal 2002 increased 17% from the comparable prior year period. The increase in product revenues is due to increased shipments of our newly introduced inventory services product, the DC5.

     Service revenue of $1,290,628 for the first nine months of fiscal year 2002 increased 9% from the comparable prior year period primarily due to additional time and material revenues and an increase in maintenance contract revenue.

     Cost of sales and services, as a percentage of net revenues, was 57% in the first nine months of fiscal 2002 compared to 59% in the first nine months of fiscal 2001. The lower cost in the first nine months of fiscal 2002 was due to our decision, during the second quarter of fiscal 2001, to reduce our estimates of net realizable value of certain older, discontinued products. These older products have been moving at a slower pace due to our transition to the faster and more efficient new generation of wireless Microsoft(TM) Windows(R) CE based hand-held computers. In the first nine months of fiscal 2002, we have incurred $48,744 in amortization expenses of internally developed product software. This amortization expense was not existent in the first nine months of fiscal 2001 since we did not start amortizing our capitalized internally developed product software until the last quarter of fiscal year 2001.

     Research and development expenses increased to 19% of net revenues in the first nine months of fiscal 2002 from 16% in the first nine months of fiscal year 2001. Actual research and development spending increased by 32% in absolute dollars to $581,937 in the first nine months of fiscal 2002, from $440,696 for the same period in 2001. The higher expenses were attributable to a decrease in the amount of capitalized costs incurred for internally developed product software, namely Enhanced Financial Audit, coupled with our continued investment in expanding our current products' applications, namely Wireless Inventory Networking and Route Accounting.

     Selling and marketing expenses decreased to 16% of net revenues in the first nine months of fiscal 2002 from 20% in the first nine months of fiscal year 2001. Actual selling and marketing spending decreased by 6% in absolute dollars to $507,573 in the first nine months of fiscal 2002, from $538,867 for the same period in 2001. The decrease was primarily attributable to our focus in adjusting the required sales and marketing effort to match our level of sales.

     General and administrative expenses decreased to 29% of net revenues in the first nine months of fiscal 2002 from 42% in the first nine months of fiscal year 2001. Actual general and administrative spending decreased by 23% in absolute dollars to $897,787 in the first nine months of fiscal 2002, from $1,163,945 for the same period in 2001. The decrease was attributable to lower legal fees in conjunction with our complaint filed against Infos International, Inc. and Infos Group, Inc., combined with our continued cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $17.0 million through September 30, 2002, recorded a net loss of $644,500 during the first nine months of 2002 and used $306,461 of cash in operations during the first nine months of fiscal 2002. As of September 30, 2002, the Company had $87,771 in cash and negative working capital of $140,992. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce their level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In order to improve its cash position, the Company is taking a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the fourth quarter of fiscal 2002 to meet cash flow requirements, and therefore might require the Company to implement further cost saving action.

     The Company maintains adequate levels of inventory and has not experienced any interruption of supplies or services from vendors.

     Cash used in operating activities during the nine months ended September 30, 2002 was $306,461. This was a result of the loss of $644,500 we experienced in the first nine months of fiscal 2002, partially offset by a decrease in inventory and accounts receivable during the period.

     Cash used for investing activities during the nine months ended September 30, 2002 was $109,349 due to the purchase of $30,377 of fixed assets and the capitalization of software development costs in the amount of $78,972.

     Cash used for financing activities during the nine months ended September 30, 2002 was $65,063 primarily due to the payment of $54,000 towards our outstanding note payable.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing of this report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

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

ITEM 2. CHANGES IN SECURITIES

     On June 17, 2002, we issued an aggregate of 1,736,956 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly know as RBB
Bank) in satisfaction of an aggregate interest payment of $133,500, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (11)    Statement Re: Computation of Per Share Loss.
     (99.1)  Certification of Executive Officers

(b)  Reports on Form 8-K

     No reports on form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL DATACOMPUTER, INC.


November 19, 2002                       /s/ John P. Ward
                                        -------------------------------------
                                        John P. Ward
                                        Chairman of the Board, President and
                                        Chief Executive Officer (principal
                                        executive officer)

November 19, 2002                       /s/ Gerald S. Eilberg
                                        -------------------------------------
                                        Gerald S. Eilberg
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                 CERTIFICATIONS

I, John Ward, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of National
     Datacomputer;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 19, 2002


     /s/ John P. Ward
     ----------------------------
     John P. Ward
     Chairman of the Board,
     President and CEO

I, Gerald S. Eilberg, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of National
     Datacomputer;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 19, 2002


     /s/ Gerald S. Eilberg
     ----------------------------
     Gerald S. Eilberg
     CFO