Form 10KSB
period 2002-12-31
NATIONAL DATACOMPUTER INC
filed 2003-04-15
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:


                     COMMON STOCK, $.08 PAR VALUE PER SHARE
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant had revenues of approximately $4,186,000 during the fiscal year ended December 31, 2002. As of April 7, 2003, 14,760,733 shares of the registrant's common stock, $0.08 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $588,854 based on an average bid and asked price of $0.04 per share as reported by the OTC Bulletin Board.

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

INDUSTRY BACKGROUND

     In the 1970s, microprocessor-powered equipment began to find applications where portable, battery-powered units were required. These units found their largest applications in the retail industry for entering re-order information into the distribution systems, which supply retail stores. A number of other data collection applications also began to appear in the inventory service industry.

     The state of the art in microprocessors at the time was units with small memories and programs written in proprietary or machine languages contained in firmware. The applications were, by necessity, simple compared to other computer applications in business and industry. As the need for more flexible and sophisticated programs grew, the use of units requiring firmware became less and less desirable. This situation existed until the mid-1980s when personal computers blossomed and the computer industry shifted to electronics with low-powered complementary metal oxide semiconductors ("CMOS"), which generally require less power. At that point, it became possible to create software systems with the level of flexibility and sophistication available in other parts of the software industry, and the hand-held personal computer was introduced.

     We believe that the future of hand-held computers is dependent on the software or solutions industry. The opportunity to design computers for "people who don't work at a desk" has opened up large new markets. The application of this software technology to industries involving product distribution on routes is a good example of this opportunity, since the distribution process can be highly automated, capturing every transaction as well as supplying additional information for management controls not previously possible.

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

HARDWARE.

     Our hand-held Datacomputer(R) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock resistant, watertight and operate over a wide temperature range. In addition, the Datacomputer's full-sized, numeric keypad is designed for fast and accurate data entry, even while a user is wearing gloves.

     Application programs for our Datacomputers can be written on conventional desktop computers with commonly used programming languages and then executed on the Datacomputer. Application programs and data are stored in the Datacomputer's random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through its industry standard serial port. The Datacomputer can receive data from bar-code readers, cables from other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. Our Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

DATACOMPUTER MODEL DC5(TM)

     In the first quarter of fiscal year 2001, we announced the introduction of our Datacomputer Model DC5(TM) (the "DC5") as a new generation of hand-held Datacomputers designed for the inventory service industry.

     The DC5 is designed as a rugged, Microsoft(TM) Windows(R) CE based mobile Datacomputer with radio frequency (RF) connectivity to provide fast, real-time, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory data collection and management.

     We believe that the DC5 is an ideal inventory management solution for inventory service companies where having employees on the clock uploading collected data is an expensive, time-consuming task. An inventory service company is an organization that contracts with businesses that maintain large inventories, such as department or retail stores, to perform periodic physical inventories.

     The DC5 is designed to speed the inventory taking process by freeing employees from manually uploading information. Therefore, employees count continuously, increasing business productivity and cost effectiveness. It also allows inventory service companies to streamline their business process with access to real-time data, real-time SKU inventory with real-time terminal emulation.

     We believe there is a fundamental shift underway in the way inventory service companies do business. The DC5 is designed to capitalize on this change. Approximately 39% of our 2002 total revenue was attributed to sales of the newer DC5.

DATACOMPUTER MODEL DC4(TM)

     Our Datacomputer Model DC4(TM) (the "DC4"), introduced in late 1997, is designed for use by the route service market. The DC4 is an advanced version of the DC3X described below in that it employs a faster processor and a faster internal modem. The DC4 also incorporates several significant features not available in the DC3X, such as a touch-screen, a signature capture capability, two slots for PC-cards, and a high-speed modem. The enhanced processing power and ruggedness of the DC4 is drawing interest from markets other than our traditional markets. The DC4 has been upgraded to also operate on the Microsoft(TM) Windows(R) CE operating system.

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

     Distributors, who sell products prior to actual delivery, typically purchase the PSS. Due to the fact that the salesman is not required to create and print out a delivery invoice for any customer, there is no need for a printer. The PSS allows the salesman to access all of the distributor's information on the customer's account as well as to input the customer's next delivery order. Distributors who do not sell products prior to actual delivery, on the other hand, typically purchase the DSS. The DSS allows a salesperson arriving at a stop to perform an inventory check, determine the level of inventory to be delivered, and print out a delivery slip for the customer.

     Approximately 8% of our 2002 total revenue was attributed to sales of the DC4.

DATACOMPUTER MODEL 3X(TM)

     Our Datacomputer Model 3X(TM) (the "DC3X") was designed for use by people whose jobs involve entry and access to a computer as they stand or move about. The DC3X contains an industry standard bar-code port that allows quick and convenient scanning of bar codes for accurate inventory management. The DC3X also supports fixed beam pencil wands, charge coupled device (CCD) and laser light beam readers for a multitude of scanning applications. In October 2001, we discontinued the manufacture of the DC3X due to technological obsolescence and discontinuance of components by our suppliers.

ICAL MODEL 100R(TM)

     Our ICAL Model 100R(TM) (the "ICAL 100R") is designed for taking inventory for financial and shrinkage control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. We have sold the ICAL 100R to the inventory audit market for the last 14 years.

     The primary customers for the ICAL 100R are inventory service companies that take inventory for retailers and other institutions on a contract basis, and retailers such as convenience store chains or others selling large quantities of relatively low priced items.

     Approximately 5% of our 2002 total revenue was attributed to the sale of the ICAL 100R. Revenues generated by the ICAL 100R are almost exclusively from customers who wish to continue to use their installed base of ICAL devices. We intend to continue supporting the ICAL product line to protect our customers' investments.

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

     SurveyManager is a Microsoft(R) Windows-based PC application designed to allow the creation of customized questionnaires for use in the field by hand-held operators. We believe this easy-to-use; feature rich application provides flexibility in allowing the administrator many options in the creation of custom surveys, and the scheduling and grouping of both custom and standard surveys. Additionally, SurveyManager allows collected data to be transferred to Microsoft Access(TM) software.

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

W.I.N.

     Wireless Inventory Network ("W.I.N.") is a Windows application designed for the inventory service market to provide faster and more efficient inventory audits. W.I.N. is designed to deliver wireless connectivity through a radio frequency carrier of 2.4 GHZ over line-of-sight distances of up to 1,000 feet. Using our DC5 together with a PC base station allows the user to transmit each inventory record in real-time from simultaneous multiple remote hand-helds. W.I.N. also delivers Stock Keeping Unit ("SKU") scanning capability to allow the user control of their inventory down to an individual item level.

NDI-DEJA VIEW(TM)

     NDI-DeJa View(TM) ("NDI-DeJa View") is file conversion software for the route sales markets. Designed for collecting, retrieving and archiving documents, this application is intended to help route operators meet their specific needs for information management in an effortless, quick and efficient way. We believe NDI-DeJa View is a flexible, user-friendly interface, which provides a fast, intuitive method for retrieving any signed document, with signature.

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

     We typically offer industry standard 90-day warranties and several flexible service arrangements and maintenance contracts to meet customer needs. In addition to technical support of installed systems, we provide pre-installation site surveys, installation services, customization and enhancements, user training, technical training, application software support, and host information system interface assistance.

     Approximately 41% of our 2002 total revenue was attributed to service and support sales.

SOURCES OF SUPPLY

     We maintain our own raw material inventories and have close working relationships with our suppliers in order to ensure timely and reliable delivery of our raw materials. However, prolonged supply shortages would materially and adversely affect our manufacturing operations, business and financial performance.

COMPETITION

     The market for our route service products is highly competitive and rapidly changing. Our competitors include Intermec Technologies Corporation, Symbol Technologies/Telxon and related third parties, all of which have greater financial, marketing and technical resources than we do. In addition, larger corporations could enter the route sales and service segment of the hand-held computer market. We compete in the hand-held computer market on the basis of product features, software, quality and service.

     We enjoy a leadership position in the inventory service market and have one known competitor, Inventory Science Systems Corporation ("ISS"). While ISS has been in business since 1996, we have not experienced any negative impact on our business and see limited acceptance of their product in the market. We compete in the inventory service market on the basis of product features, software, quality and service.

EMPLOYEES

     As of December 31, 2002, we had 29 full-time employees. Of these employees, 3 were engaged in sales and marketing, 9 in service and customer support, 2 in hardware and software development, 8 in manufacturing and 7 in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.


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

ITEM 3. LEGAL PROCEEDINGS.

     As reported in our Form 10-QSB for the fiscal quarter ended March 31, 2000, we filed a complaint in March 2000 in Middlesex Superior Court for the Commonwealth of Massachusetts against Infos International, Inc. and Infos Group, Inc. (the "Defendants"). The complaint seeks damages (of an unspecified amount) and injunctive relief with respect to certain confidential information and trade secrets of the Company which we alleged are being used by Defendants in connection with their sales and production of computerized data collection products. The parties are in the process of participating in non-binding mediation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     During the fiscal year ended December 31, 2002, our common stock was traded on the OTC Bulletin Board ("OTC") under the symbol IDCP. On April 7, 2003, the last bid price for the common stock as reported by OTC was $0.04 per share.

     For the periods indicated below, the table sets forth the range of high and low bid prices for our common stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                             HIGH        LOW
                                      2001

           First Fiscal Quarter                             $ 0.22     $ 0.06
           Second Fiscal Quarter                              0.19       0.11
           Third Fiscal Quarter                               0.12       0.06
           Fourth Fiscal Quarter                              0.09       0.05

                                      2002

           First Fiscal Quarter                             $ 0.18     $ 0.06
           Second Fiscal Quarter                              0.09       0.06
           Third Fiscal Quarter                               0.09       0.06
           Fourth Fiscal Quarter                              0.07       0.05

     As of April 7, 2003, there were approximately 2,303 stockholders of record of our common stock.

DIVIDENDS

     Since inception, we have not paid any dividends on our common stock and we do not anticipate the payment of any dividends to our common stockholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions, and other pertinent factors. Our outstanding preferred stock requires that holders of preferred stock be entitled to receive dividends prior to the payment of any dividends on our common stock.

CHANGES IN SECURITIES

     On December 23, 2002, we issued an aggregate of 1,908,378 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB
Bank) in satisfaction of an aggregate interest payment of $133,500, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth for the periods indicated the percentage relationship of certain items in the statement of operations to revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                        Relationship to       Period to period
                                         revenues year       increase (decrease)
                                       ended December 31,        Year ended

                                        2002        2001          2002-2001
                                      -------     -------         ---------
     Revenues:
        Product                           59%         60%               2%
        Service                           41%         40%               7%
                                      -------     -------          -------
                                         100%        100%               4%

     Cost of goods sold                   55%         56%               4%
     Amortization of software
      development costs                    2%          0%             453%
                                      -------     -------          -------
     Gross Profit                         43%         44%               1%

     Selling & Marketing                  15%         19%             (16%)
     Research & Development               18%         16%              19%
     General & Administrative             35%         35%               4%
                                      -------     -------          -------
     Net loss                            (26%)       (26%)              3%


     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     For the year ended December 31, 2002 ("2002"), we reported a net loss of $1,070,814, or $.09 per basic share, compared to an operating loss of $1,038,644, or $.011 per basic share for the year ended December 31, 2001 ("2001")

     Total revenues increased 4% to $4,186,144 in 2002 from $4,012,857 in 2001. The increase in revenue is due to increased sales volume of our new line of inventory service market products, the DC5, coupled with higher service contract revenues.

     The DC5 is a rugged, Microsoft(TM) Windows(R) CE based hand-held Datacomputer with radio frequency (RF) connectivity. The DC5 is designed for the inventory service market to provide fast, real-time, wireless transmission of collected data to a host computer allowing companies to streamline their business process with access to real-time data, real-time SKU inventory with real-time terminal emulation.

     The DC5 replaces our previous inventory service hand-held products, the DC2.X and the DC2.5.

     We have also equipped our existing DC4 with the Microsoft(TM) Windows(R) CE operating system to be used for other broad-based applications. The DC4 has replaced our previous route accounting system hand-held, the DC3X, discontinued in the later part of 2001.

     Cost of revenues as a percentage of net revenues for 2002, was 57% or $2,393,410 compared to 56% or $2,241,598 for 2001. This net increase is primarily attributable to an increase in amortization of capitalized software development due to product released in the fourth quarter of 2001. Amortization of software development costs was $68,764 and $12,430 in December 31, 2002 and 2001 respectively.

     Research and development expenses increased 19% to $747,090 for 2002 from $626,005 in 2001. This increase is due to a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling and marketing expenses decreased 16% to $642,168 for 2002 from $764,427 in 2001. The decrease is a result of cost containment efforts implemented in 2002.

     General and administrative ("G&A") expenses increased 4% to $1,465,055 for 2002 from $1,411,959 in 2001. As a percentage of net revenues, G&A expenses were consistent at 35% in 2002 and 2001. The increase is attributable to a provision for doubtful subscriptions receivable offset in part by lower professional fees in 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $17.5 million through December 31, 2002, recorded a net loss of approximately $1.1 million during 2002 and used approximately $0.2 million of cash for operations during 2002. As of December 31, 2002, the Company had approximately $0.2 million in cash and a negative working capital of approximately $0.15 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cash used for operating activities in 2002 was $240,748. This was primarily caused by the loss we experienced in 2002 offset by a decrease in working capital, primarily attributable to a decrease in accounts receivable and inventories. Cash used for investing activities was $94,506, consistent with our commitment to growth through technological improvement.

COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $274,629 and $231,120 for the years ended December 31, 2002 and 2001, respectively.

     The Company also leases certain equipment under capital leases expiring at various dates through 2005. The total cost of equipment recorded under these capital leases was $232,730 at December 31, 2002 and 2001, respectively.

     Minimum future lease commitments under operating and capital leases at December 31, 2002 are as follows:

                                                  OPERATING        CAPITAL

                        2003                       $178,000        $24,293
                        2004                        181,000         24,293
                        2005                        141,000          9,104
                                                 ----------      ---------

     Total Minimum Lease Payments                  $500,000        $57,690
                                                 ==========
     Less: amount representing interest                             10,680
                                                                 ---------
     Present Value                                                 $47,010
                                                                 =========

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

     We assess collectibility based on a number of factors, including past transaction and collection history with a customer. If we determine that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. Our normal payment terms are 30 days from invoice date. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and percentage of our accounts receivable by aging category. In determining these estimates, we look at historical write-offs of our receivables and review each customer's account to identify any specific collection issue. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2002 and 2001, $1,033 and $34,134, respectively, were provided for doubtful accounts.

o INVENTORIES. Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. We record a provision for excess and obsolete inventory when impairment is identified through our review process. Excess and obsolete inventory in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses. In 2002, we recorded an inventory provision for excess and obsolete inventory of $47,157. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

o CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS. We capitalize internal software development costs subsequent to establishing technological feasibility. Amortization of such costs as cost of sales is done on a product-by-product basis based on the straight-line method over the remaining estimated useful life of the software, which we currently estimate to be three years. We continually evaluate the recoverability of capitalized costs. No capitalized software costs were written down for the year ended December 31, 2002. Amortization of capitalized software costs were $68,764 and $12,430 for the years ended December 31, 2002 and 2001, respectively.

o ACCOUNTING FOR INCOME TAXES. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets that have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2002, anticipated additional operating losses for the first quarter of 2003 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $5,174,000 as of December 31, 2002. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. The pronouncement nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF 94-3, a liability is recognized solely upon an entity's commitment to a plan. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based upon whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We adopted SFAS No. 146 effective January 1, 2003, and we do not expect that the pronouncement will have a material impact on our financial position or results of operations.

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. We do not expect that the pronouncement will have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure requirements of the Interpretation in 2002. We do not expect that this Interpretation will have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. We adopted the new disclosure requirements of SFAS No. 148 for the year ended December 31, 2002. As permitted, we will continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for stock-based compensation.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. We do not expect that this interpretation will have a material impact on our financial position or results of operations.


ITEM 7. FINANCIAL STATEMENTS.

     See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported in the Forms 8-K filed with the Securities and Exchange Commission on January 15, 2003 and April 1, 2003, we dismissed Pricewaterhouse Coopers LLP as our independent accountants effective January 10, 2003, and named BDO Seidman, LLP as our independent accountants effective March 31, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

     Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each of our current directors was elected to the Board and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                                 YEAR
                             FIRST BECAME
NAME                 AGE       DIRECTOR        POSITION
----                 ---       --------        --------

John P. Ward         75          1967          Chairman of the Board, President,
                                               and Chief Executive Officer

William R. Smart     82          1989          Director


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

AUDIT COMMITTEE

     Mr. Smart, who meets the independence and experience requirements set forth in Section 303.01 of the New York Stock Exchange listing standards, serves as the sole member of the Audit Committee of our Board of Directors. The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is not governed by an audit committee charter. Our Board of Directors had determined that the Audit Committee does not contain an "audit committee financial expert" as that term is defined by Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. None of the members of the Board of Directors meets this definition.

     The Audit Committee has met with BDO Seidman, LLP to discuss the results of its audit, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met once in 2002.

     AUDIT COMMITTEE REPORT

     This Audit Committee Report reviews actions taken with respect to the Company' financial statements for the year ended December 31, 2002.

     The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. BDO Seidman, LLP, the Company's independent accountants, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2002, the Audit Committee took the following actions:

     o Reviewed and discussed the audit plans, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2002, with management and BDO Seidman, LLP;

     o Discussed with BDO Seidman, LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

     o Received written disclosures and the letter from BDO Seidman, LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with BDO Seidman its independence. The Audit Committee considered, with a view to maintaining the independence of its independent auditors, the nature and scope of the non-audit services supplied to the Company by its independent auditors.

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

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, that the audited financial statements for the year ended December 31, 2002 be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission.

                                                     The Audit Committee
                                                        William R. Smart

EXECUTIVE OFFICERS

     Our executive officers, their ages and positions with the Company are as follows:

NAME                       AGE                    POSITION
----                       ---                    --------

John P. Ward               75            Chairman of the Board, President,
                                         and Chief Executive Officer

Gerald S. Eilberg          69            Senior Vice President, and
                                         Chief Financial Officer


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

     None of our executive officers or directors is related to any other executive officer or director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation paid during the three years ended December 31, 2002, to (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our former Vice President of Sales, who earned total compensation in excess of $100,000 during the year ended December 31, 2002.


                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                       ANNUAL COMPENSATION                          COMPENSATION
 ---------------------------------------------------------------    ------------
           (A)                    (B)         (C)          (D)          (G)
                                                                     SECURITIES
                                                                     UNDERLYING
                                             SALARY       BONUS      OPTIONS/SAR
NAME AND PRINCIPAL POSITION       YEAR        ($)          ($)          (#)

John P. Ward (1)                  2002      $169,997       $0            0
President, CEO and Chairman       2001       122,450        -            0
Of the Board                      2000         -            -            0

Gerald S. Eilberg                 2002      $118,457     $5,000          0
Vice President of Finance and     2001       118,344        -            0
Administration and CFO            2000       118,780        -            0

T. Patrick Kearney                2002      $124,433     $8,000          0
Vice President of Sales (2)       2001       115,296        -            0
                                  2000       122,118        -            0

(1) Mr. Ward has served as our President, Chief Executive Officer and Chairman of the Board since April 1, 2001.

(2)  Mr. Kearney left the Company on December 30, 2002.


     We did not grant any stock options or stock appreciation rights to our executive officers or directors during the year ended December 31, 2002.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                        AND FISCAL YEAR-END OPTION VALUES

     The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2002. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2002.

                                                                                     NUMBER OF
                                                                                    SECURITIES
                                                                                    UNDERLYING            VALUE OF
                                                                                    UNEXERCISED          UNEXERCISED
                                                                                     OPTIONS/           IN-THE-MONEY
                                                                                       SARS                OPTIONS
                                                                                     AT FY-END            AT FY-END
                                       SHARES ACQUIRED           VALUE             EXERCISABLE/         EXERCISABLE/
                                         ON EXERCISE            REALIZED           UNEXERCISABLE        UNEXERCISABLE
                  NAME                       (#)                  ($)                   (#)                ($)(1)
                  (a)                        (b)                  (c)                   (D)                  (E)
------------------------------------ -------------------- --------------------- -------------------- --------------------
John P.Ward,                                  0                    $0              12,500/10,387             $0
  President, CEO
------------------------------------ -------------------- --------------------- -------------------- --------------------
Gerald S. Eilberg                             0                    $0             205,000/13,059             $0
  Vice President Finance & Admin.
  And CFO
------------------------------------ -------------------- --------------------- -------------------- --------------------
T. Patrick  Kearney                           0                    $0                30,000/0                $0
  Former Vice President of Sales
------------------------------------ -------------------- --------------------- -------------------- --------------------

(1) In-the-Money options are those options for which the fair market value of the underlying shares of common stock is greater than the exercise price of the option. The value of the unexercised in-the-money options at year end is based on a value of $0.05 per share, the closing bid price of our common stock on the OTC Bulletin Board on December 31, 2002, less the per share exercise price. Mr. Eilberg had exercisable options to purchase 5,000 and 200,000 shares of our common stock at exercise prices of $1.47 and $0.75, respectively. Mr. Ward had exercisable options to purchase 12,500 and 5,000 shares of our common stock at exercise prices of $1.47 and $0.75 per share, respectively. Mr. Kearney had exercisable options to purchase 30,000 shares of our common stock at an exercise price of $0.75 per share.

COMPENSATION OF DIRECTORS

     Our non-employee director receives:

     o    an annual retainer of $6,000 for serving on the Board of Directors;
          and
     o $1,000 plus reasonable travel and out-of-pocket expenses for attendance at each meeting of the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table and accompanying footnotes sets forth information concerning the beneficial ownership of our securities, as of April 7, 2003, for:

     o    our directors;
     o    each executive officer named in the Summary Compensation Table; and
     o    all of our Directors and executive officers, as a group.

     In addition, the table sets forth information concerning the beneficial ownership of our voting securities as of April 7, 2003 for each person known to us to be the beneficial owner of more than five percent of our voting securities. As of April 7, 2003, there were 14,760,733 shares of our common stock outstanding. Except as otherwise noted, each named individual has sole voting and investment power with respect to the securities set forth in the table.

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

     All of the 4,150 shares of Preferred Stock issued and outstanding and 10,586,748 shares of common stock are registered in the name of Capital Bank Grawe Gruppe or its predecessor in interest, RBB Bank AG ("Capital Bank"). Capital Bank has informed us that it holds all of our securities solely in the capacity as custodian for the benefit of numerous other investors, none of which either individually or in the aggregate with affiliated entities, beneficially own more than five percent (5%) of our issued and outstanding capital stock. On a fully diluted basis, Capital Bank would own approximately 75% of our common stock outstanding as of April 7, 2003.

     Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), shares of our securities that an individual or group has the right to acquire within 60 days of April 7, 2003, pursuant to the exercise of options, warrants or other securities convertible into such securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.


                                                NUMBER OF SHARES      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)        BENEFICIALLY OWNED      OF CLASS
---------------------------------------        ------------------      --------

Gerald S. Eilberg (2)......................          213,017             1.4%
John P. Ward (3)...........................           41,368               *
T. Patrick Kearney (4).....................           30,000               *
William R. Smart (5).......................           15,000               *
All Directors and Executive Officers as
 a Group (4 persons) (6)...................          299,385             2.0%

* Less than 1%.

     (1) The address for all of the named entities is c/o National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.

     (2) Includes 205,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 8,017 shares held by Mr. Eilberg.

     (3) Includes 12,500 shares of Common Stock underlying currently excercisable options to purchase common stock. It also includes 28,868 shares held by Mr. Ward.

     (4) Includes 30,000 shares of common stock underlying currently excercisable options to purchase common stock.

     (5) Includes 12,500 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 2,500 shares held by Mr. Smart.

     (6) Includes an aggregate of 260,000 shares of common stock underlying currently excercisable options to purchase common stock held by our four current executive officers, and 39,385 shares held by the executive officers.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002:

                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                                                                                   FUTURE ISSUANCE UNDER
                                                                                                 EQUITY COMPENSATION PLANS
                                      NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      (EXCLUDING SECURITIES
                                        ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING          REFLECTED IN FIRST
           Plan Category                  OUTSTANDING OPTIONS                OPTIONS                    COLUMN(A))
                                                  (A)                          (B)                         (C)
------------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans approved
by security holders (1)                         42,841                        $1.47                       193,027
------------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders (2)                472,000                       $0.73                       28,000
------------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                           514,841                       $0.79                       221,027
------------------------------------- ---------------------------- ---------------------------- ----------------------------

     (1) These plans consist of our 1986 Stock Option Plan, 1989 Stock Option Plan, 1994 Stock Option Plan and 1995 Stock Option Plan.

     (2) These plans consist of our 1997 Stock Option Plan and 1998 Stock Option Plan, the terms of which are described in Note 10 to our audited financial statements for the year ended December 31, 2002 included in this Annual Report on Form 10-KSB. Additional terms of the 1997 Stock Option Plan and 1998 Stock Option Plan are summarized as follows: Options may be granted to employees, directors and consultants of the Company. No options may be granted after the tenth anniversary of the date on which each plan was adopted by the Board of Directors. The term and vesting provisions of each option are determined by the Board of Directors. Upon cessation of employment, unless otherwise specified in the option award, options which have not vested are forfeited and options which have vested must be exercised within the earlier of three years or the original term of the option. Options to non-employees terminate upon termination of service unless otherwise specified in the award.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                        PAGE
                                                                        ----

Reports of Independent Auditors                                         30-31

Balance Sheets as of December 31, 2002 and
   December 31, 2001                                                     32

Statements of Operations for the years ended
   December 31, 2002 and December 31, 2001                               33

Statement of Stockholders' Equity for the years
   ended December 31, 2002 and December 31, 2001                         34

Statements of Cash Flows for the years ended
   December 31, 2002 and December 31, 2001                               35

Notes to Financial Statements                                            36

     (a)(2) EXHIBITS.

     (i) The following exhibits are filed herewith:

Exhibit
   No.                               Description
-------                              -----------

3.1(a) Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 17, 1986.
3.2(a) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on April 15, 1987 to increase the number of authorized shares.
3.3(b) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on October 17, 1994 to increase the number of authorized shares.
3.3(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to increase the number of authorized shares.
3.4(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to effect a 1:4 reverse split of Common Stock.
3.5(d) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on May 22, 2000 to increase the number of authorized shares.
3.6(l) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.7 Certificate of Correction of Certificate of Amendment of Certificate of Incorporations filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.8(e)   Statement of Designation of Series B Convertible Preferred Stock.
3.9(e) Certificate of Increase of shares designated as Series B Convertible Preferred Stock.
3.10(f) Statement of Designation of Series C Convertible Preferred Stock. 3.11(f) Statement of Designation of Series D Convertible Preferred Stock. 3.12(g) Statement of Designation of Series E Convertible Preferred Stock. 3.13(l) Statement of Designation of Series F Convertible Preferred Stock. 3.14(h) Restated By-Laws.
4.1 Instruments defining the rights of security holders (see Exhibits 3.1 through 3.12 and 10.7 through 10.9).
4.2(l) Specimen Certificate of Common Stock, $.08 par value per share. 10.1*(a) 1986 Stock Option Plan. 10.2*(i) 1989 Stock Option Plan.
10.3*(j) 1994 Stock Option Plan. 10.4*(k) 1995 Stock Option Plan. 10.5*(j) 1997
         Stock Option Plan. 10.6*(j) 1998 Stock Option Plan.
10.7(g) Form of Series E Convertible Preferred Stock Subscription Agreement 10.8(l) Sixth Amendment to Lease dated August 14, 2000 by and between the
         Company and Middlesex Technology Center Trust V for the Company's principal offices.
99.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer
--------------------

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


ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14(c). "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective for these purposes as of the date of the evaluation.

     (b) Changes in Internal Controls.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective act with regard to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In March 31, 2003, the Board of Directors appointed BDO Seidman, LLP, independent public accountants, to audit our financial statements for the year ended December 31, 2002 and ending December 31, 2003. PricewaterhouseCoopers LLP was our independent public accountants during 2001 and 2002 but did not audit our financial statements for the year ended December 31, 2002.

     Audit Fees
     ----------

     BDO Seidman, LLP has billed us $35,000 for the audit of our financial statements for the year ended December 31, 2002. PricewaterhouseCoopers, LLP billed us a total of $65,000 for the audit of our annual financial statements for the year ended December 31, 2001 and $24,000 for its review of our Quarterly Reports on Form 10-Q filed during the year ended December 31, 2002.

     Audit-Related Fees
     ------------------

     We did not pay any additional fees to our independent public accountants for assurance and related services during the years ended December 31, 2002 and 2001.

     All Other Fees
     --------------

     We did not pay any additional fees to our independent public accountants for other products or services during the years ended December 31, 2002 and 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL DATACOMPUTER, INC.


Date: April 15, 2003                 By: /s/ John P. Ward
                                         -------------------------------
                                         John P. Ward
                                         President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                     Capacity                                 Date
----                     --------                                 ----

/s/John P. Ward          Chairman of the Board, President and     April 15, 2003
----------------------   Chief Executive Officer (principal
John P. Ward             executive officer)


/s/ William R. Smart     Director                                 April 15, 2003
----------------------
William R. Smart


/s/Gerald S. Eilberg     Chief Financial Officer (principal       April 15, 2003
----------------------   financial and accounting officer)
Gerald S. Eilberg

                                 CERTIFICATIONS

I, John Ward, Chief Executive Officer of National Datacomputer, Inc. certify that:

1.   I have reviewed this annual report on Form 10-KSB of National Datacomputer;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: April 15, 2003

     /s/ John P. Ward
     -------------------------
     John P. Ward
     Chairman of the Board,
     President and CEO

                                 CERTIFICATIONS

I, Gerald S. Eilberg, Chief Financial Officer of National Datacomputer, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of National Datacomputer;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: April 15, 2003

     /s/ Gerald S. Eilberg
     --------------------------
     Gerald S. Eilberg
     Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
National Datacomputer, Inc.
Billerica, Massachusetts



We have audited the accompanying balance sheet of National Datacomputer, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boston, Massachusetts
April 8, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of National Datacomputer, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


PricewaterhouseCoopers, LLP

Boston, Massachusetts
March 11, 2002

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 December 31,    December 31,
                                                                                    2002            2001
                                                                                ------------    ------------
Assets
Current Assets:
  Cash                                                                          $    176,492    $    568,644
  Accounts receivable, net of allowance for doubtful accounts of $1,033
     and $34,134 in 2002 and 2001, respectively.                                      64,901         330,953
  Inventories                                                                        773,841       1,142,959
  Other current assets                                                                23,925          14,930
                                                                                ------------    ------------
     Total current assets                                                          1,039,159       2,057,486
Fixed assets, net                                                                    199,311         277,294
Capitalized software development costs, net                                          236,719         242,553
                                                                                ------------    ------------
     Total Assets                                                               $  1,475,189    $  2,577,333
                                                                                ============    ============

Liabilities and stockholders' equity
Current Liabilities:
  Current obligations under capital lease                                       $     19,950    $     17,595
  Note payable, current portion                                                       66,000          72,000
  Accounts payable and other                                                         423,933         387,885
  Accrued payroll and related taxes                                                   87,208          94,270
  Other accrued expenses                                                              80,744         178,742
  Deferred revenues                                                                  518,533         775,222
                                                                                ------------    ------------
     Total current liabilities                                                     1,196,368       1,525,714
Obligations under capital lease, net of current portion                               27,060          44,313
Note payable, net of current portion                                                     --           36,000
                                                                                ------------    ------------
     Total Liabilities                                                             1,223,428       1,606,027
                                                                                ------------    ------------
Commitments (Note 15):

Stockholders' Equity:
  Preferred stock, Series A convertible, $0.001 par value; 20 shares
     authorized; no shares issued or outstanding                                         --              --

  Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 issued and outstanding
     (liquidating preference of $2,400,000 )                                       2,105,832       2,105,832

  Preferred stock, Series C convertible $0.001 par value; 900 shares
     authorized, issued and outstanding (liquidating preference of $900,000)         834,370         834,370

  Preferred stock, Series D convertible $0.001 par value; 350 shares
     authorized, issued and outstanding (liquidating preference of $350,000)         324,639         324,639

  Preferred stock, Series E convertible $0.001 par value; 500 shares
     authorized, issued and outstanding (liquidating preference of $500,000)         273,880         273,880

  Preferred stock, Series F convertible $0.001 par value; 175 shares
     authorized; no shares issued and outstanding)                                       --              --

  Common stock, $0.08 par value; 30,000,000 shares authorized; 14,760,733 and 11,115,397 shares issued and outstanding in 2002 and 2001,
     respectively                                                                  1,180,857         889,230

  Capital in excess of par value                                                  12,989,198      13,013,825
  Accumulated deficit                                                            (17,457,015)    (16,119,201)
  Stock subscriptions receivable, net of allowance for doubtful
     accounts of $351,269 in 2002                                                         --         (351,269)
                                                                                ------------    ------------
     Total Stockholders' Equity                                                      251,761         971,306
                                                                                ------------    ------------
     Total Liabilities and Stockholders' Equity                                 $  1,475,189    $  2,577,333
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Years Ended
                                                   ----------------------------
                                                    December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
Revenues:
    Product                                        $  2,459,742    $  2,406,085
    Services                                          1,726,402       1,606,772
                                                   ------------    ------------
       Total Revenues                                 4,186,144       4,012,857

Cost of revenues                                      2,393,410       2,241,598
                                                   ------------    ------------

       Gross Profit                                   1,792,734       1,771,259
                                                   ------------    ------------
Operating expenses:
    Research and development                            747,090         626,005
    Selling and marketing                               642,168         764,427
    General and administrative                        1,465,055       1,411,959
                                                   ------------    ------------
                                                      2,854,313       2,802,391
                                                   ------------    ------------
Loss from operations                                 (1,061,579)     (1,031,132)

Other income (expense):
    Interest income                                         --            3,948
    Interest expense                                     (9,235)        (11,460)
                                                   ------------    ------------
Net loss                                           $ (1,070,814)   $ (1,038,644)
                                                   ============    ============


Calculation of net loss per common share and dilutive share equivalent:


Net loss                                           $ (1,070,814)   $ (1,038,644)
Preferred stock preferences                            (267,000)       (269,625)
                                                   ------------    ------------
Net loss attributable to common stockholders       $ (1,337,814)   $ (1,308,269)
                                                   ============    ============
Basic and diluted net loss per share
  attributable to common stockholders              $      (0.11)   $      (0.14)
                                                   ============    ============
Weighted average shares                              12,094,707       9,282,232
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements

                          NATIONAL DATACOMPUTER, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                          Preferred               Preferred               Preferred             Preferred
                                        Stock Series B          Stock Series C          Stock Series D        Stock Series E
                                    ----------------------  ----------------------  ----------------------  ----------------------
                                              Net issuance            Net issuance            Net issuance            Net issuance
                                     Shares      price       Shares      price       Shares      price       Shares      price
                                    --------  ------------  --------  ------------  --------  ------------  --------  ------------
Balance at December 31, 2000           2,400    $2,105,832       900      $834,370       350      $324,639       500      $273,880

Net loss                                 --            --        --            --        --            --        --            --

Conversion of preferred stock            --            --        --            --        --            --        --            --

Interest on preferred stock
  (Note 12)                              --            --        --            --        --            --        --            --

Issuance of common stock
  in satisfaction of accrued
  interest                               --            --        --            --        --            --        --            --
                                    --------  ------------  --------  ------------  --------  ------------  --------  ------------
Balance at December 31, 2001           2,400    $2,105,832       900      $834,370       350      $324,639       500      $273,880
                                    ========  ============  ========  ============  ========  ============  ========  ============

Net loss                                 --            --        --            --        --            --        --            --

Interest on preferred stock
  (Note 12)                              --            --        --            --        --            --        --            --

Issuance of common stock
  in satisfaction of accrued
  interest                               --            --        --            --        --            --        --            --
                                    --------  ------------  --------  ------------  --------  ------------  --------  ------------
Balance at December 31, 2002           2,400    $2,105,832       900      $834,370       350      $324,639       500      $273,880
                                    ========  ============  ========  ============  ========  ============  ========  ============


                                     Preferred
                                   Stock Series F                 Common Stock
                               ----------------------  ------------------------------------
                                                                                Capital in     Stock                      Total
                                         Net issuance                  Par        excess    subscriptions Accumulated  stockholders'
                                Shares      price        Shares       value    of par value  receivable     deficit       equity
                               --------  ------------  ----------  ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2000        175      $175,000   5,382,540    $430,601   $13,027,829   ($351,269) ($14,810,932)   $2,009,950

Net loss                            --            --          --          --            --          --     (1,038,644)  ($1,038,644)

Conversion of preferred stock      (175)     (175,000)  3,134,689     250,775       (75,775)        --            --            --

Interest on preferred stock
  (Note 12)                         --            --          --          --            --          --       (269,625)    ($269,625)

Issuance of common stock
  in satisfaction of accrued
  interest                          --            --    2,598,168     207,854        61,771         --            --       $269,625
                               --------  ------------  ----------  ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2001        --          $ --   11,115,397    $889,230   $13,013,825   ($351,269) ($16,119,201)     $971,306
                               ========  ============  ==========  ==========  ============  ==========  ============  ============

Net loss                            --            --          --          --            --          --    ($1,070,814)  ($1,070,814)

Increase in allowance for
  doubtful accounts                 --            --          --          --            --      351,269           --        351,269
Interest on preferred stock
  (Note 12)                         --            --          --          --            --          --       (267,000)    ($267,000)

Issuance of common stock
  in satisfaction of accrued
  interest                          --            --    3,645,336     291,627       (24,627)        --            --       $267,000
                               --------  ------------  ----------  ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2002        --          $ --   14,760,733  $1,180,857   $12,989,198         --   ($17,457,015)     $251,761
                               ========  ============  ==========  ==========  ============  ==========  ============  ============

    The accompanying notes are an integral part of these financial statements

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Years Ended
                                                    ---------------------------
                                                    December 31,   December 31,
                                                        2002           2001
                                                    ------------   ------------

Cash flows from operating activities:
  Net loss                                          $ (1,070,814)  $ (1,038,644)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Increase in allowance for doubtful
     subscriptions receivable                            351,269            --
    Depreciation and amortization                        178,323        121,166
  Changes in assets and liabilities:
    Decrease in accounts receivable                      266,052         83,641
    Decrease in inventories                              369,118          3,748
    (Increase) decrease in other current assets           (8,995)        33,682
    Increase in note payable                                 --         108,000
    Increase in accounts payable                          36,048        165,002
    (Decrease) increase in accrued expenses             (105,060)        46,665
    (Decrease) increase in deferred revenues            (256,689)       244,448
                                                    ------------   ------------
  Net cash used for operating activities                (240,748)      (232,292)
                                                    ------------   ------------

Cash flows from investing activities:
  Purchases of fixed assets                              (31,576)      (141,718)
  Purchase of capitalized software                           --         (60,000)
  Additions to capitalized software
    development costs                                    (62,930)      (194,983)
                                                    ------------   ------------
  Net cash used for investing activities                 (94,506)      (396,701)
                                                    ------------   ------------

Cash flows from financing activities:
  Principal payment on note payable                      (42,000)           --
  Principal payment on obligations
    under capital lease                                  (14,898)       (15,806)
                                                    ------------   ------------
  Net cash used for financing activities                 (56,898)       (15,806)
                                                    ------------   ------------

Net decrease in cash                                    (392,152)      (644,799)
Cash, beginning of year                                  568,644      1,213,443
                                                    ------------   ------------
Cash, end of year                                   $    176,492   $    568,644
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

2. LIQUIDITY

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $17.5 million through December 31, 2002, recorded a net loss of approximately $1.1 million during 2002 and used approximately $0.2 million of cash for operations during 2002. As of December 31, 2002, the Company had approximately $0.2 million in cash and a negative working capital of approximately $0.15 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
-------------------

     The Company recognizes revenue upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

     Revenue from installation and training is recognized upon the completion of the project. Service revenue is recognized ratably over the contractual period.

WARRANTY AND RETURN POLICY
--------------------------

     The Company's warranty policy provides 90-day coverage on all parts and labor on all products. The policy with respect to sales returns provides that a customer may not return inventory except at the Company's option. The Company's warranty costs have been historically insignificant.

FINANCIAL INSTRUMENTS
---------------------

     Fair values for cash, accounts receivable, and accounts payable approximate their carrying values at December 31, 2002 and 2001 due to their short maturities.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximate fair value.

ACCOUNTS RECEIVABLE
-------------------

     The Company records trade receivables at their principal amount, adjusted for write-offs and allowances for uncollectable amounts. The Company reviews its trade receivables monthly, and determines, based on management's knowledge and the customer's payment history, any write-off or allowance that may be necessary. The Company follows the practice of writing off uncollectable amounts against the allowance provided for such accounts.

INVENTORIES
-----------

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

SHIPPING AND HANDLING COSTS
---------------------------

     Shipping and handling costs are classified as a component of cost of goods sold.

FIXED ASSETS
------------

     Fixed Assets are recorded at cost and depreciated over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are charged to operations as incurred.

LONG-LIVED ASSETS
-----------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------

     Costs associated with the development of computer software are charged to operations prior to establishment of technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to the customer. The Company policy is to amortize software development costs using the straight-line method over the estimated economic life of the product, which is generally three years.

INCOME TAXES
------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred taxes for the difference between the financial statement and tax bases of assets and liabilities, utilizing current tax rates. Deferred tax benefit or expense is recognized as a result of the change in the deferred asset or liability during the year. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

LOSS PER SHARE
--------------

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

     Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 12) are subtracted from the net income (loss) to determine the amount of net income (loss) attributable to common stockholders.

     Common share equivalents consist of 2,623,624 and 2,653,732 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock at December 31, 2002 and 2001, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

STOCK COMPENSATION
------------------

     The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," for disclosure only (Note 10).

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which (i) amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amend APB opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 for the year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS 148 are as follows:

                                              Year ended           Year ended
                                             December 31,         December 31,
                                                 2002                 2001
                                            --------------       --------------
     Net loss:
           As reported                       $(1,070,814)         $(1,038,644)
           Pro forma                         $(1,077,317)         $(1,052,641)

Basic and diluted net loss per share
attributable to common stockholders:

           As reported                          $(0.11)              $(0.14)
           Pro forma                            $(0.11)              $(0.15)

USE OF ESTIMATES
----------------

     The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

COMPREHENSIVE INCOME (LOSS)
---------------------------

     SFAS No. 130, "Reporting Comprehensive Income." requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive loss is the same as its reported loss for the years ended December 31, 2002 and 2001.

RECLASSIFICATION
----------------

     Amortization expenses of capitalized software development costs in 2001 have been reclassified to cost of revenues and service from research and development expenses to conform to the 2002 presentation.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

4. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. The pronouncement nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF 94-3, a liability is recognized solely upon an entity's commitment to a plan. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based upon whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003, and management does not expect that the pronouncement will have a material impact on the Company's financial position or results of operations.

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. Management does not expect that the pronouncement will have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management does not expect that this Interpretation will have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Management does not expect that this interpretation will have a material impact on the Company's financial position or results of operations.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

5. INVENTORIES

     Inventories consist of the following:
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
     Raw materials                                    $529,790        $581,949
     Work-in-process                                   155,200         371,355

     Finished goods                                     88,851         189,655
                                                   ------------    ------------

                                                      $773,841       $1,142,959
                                                   ============    ============

6. FIXED ASSETS

     Fixed assets consist of the following:

                                                   ESTIMATED
                                                  USEFUL LIVES    DECEMBER 31,    DECEMBER 31,
                                                   (IN YEARS)         2002            2001
                                                  ------------    ------------    ------------
     Production and engineering equipment             3-5         $    664,528    $    660,549
     Furniture, fixtures and office equipment          5               848,781         821,184
     Leasehold improvements                         Life of
                                                     Lease              29,749          29,749
                                                                  ------------    ------------
                                                                  $  1,543,058    $  1,511,482

     Less - accumulated depreciation                                (1,343,747)     (1,234,188)
                                                                  ------------    ------------
                                                                  $    199,311    $    277,294
                                                                  ============    ============

     At December 31, 2002 and 2001, equipment under capital lease totaled $232,730. Related accumulated depreciation totaled $196,249 and $180,368, respectively at December 31, 2002 and 2001. Depreciation expense was $109,559 and $108,736 for the years ended December 31, 2002 and 2001, respectively.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs consist of the following:


                                      ESTIMATED
                                   ECONOMIC LIVES   DECEMBER 31,   DECEMBER 31,
                                     (IN YEARS)         2002           2001
                                   --------------   ------------   ------------

     Internally developed software       3          $    257,913   $    194,983
     Purchased software                  3                60,000         60,000
                                                    ------------   ------------
                                                    $    317,913   $    254,983

     Less - accumulated amortization                     (81,194)       (12,430)
                                                    ------------   ------------
                                                    $    236,719   $    242,553
                                                    ============   ============

     As of December 31, 2002, the Company has capitalized $257,913 of costs incurred for the development of its Windows CE operating system. The Company has capitalized $60,000 of costs associated with the purchase of software for the development of its W.I.N. Windows application. Amortization expense was $68,764 and $12,430 for the years ended December 31, 2002 and 2001 respectively.

8. NOTE PAYABLE

     On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2002; however, the event of default was waived by the holder. At December 31, 2002, the note payable balance was $66,000.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

9. INCOME TAXES

     Deferred tax assets are composed of the following:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
     Net operating loss carryforwards              $  4,820,000    $  4,666,365
     Business tax credit carryforwards                  114,000         172,479
     Other                                              240,000         119,819
                                                   ------------    ------------

     Gross deferred tax asset                      $  5,174,000    $  4,958,663
     Deferred tax asset valuation allowance          (5,174,000)     (4,958,663)
                                                   ------------    ------------
                                                   $        --     $        --
                                                   ============    ============

The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                            YEAR ENDED

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
     Statutory federal rate                              (34.0%)         (34.0%)
     State taxes                                          (9.5%)          (5.4%)
     Non-deductible expenses                              14.0%            7.0%
     Other                                                 0.0%           (5.6%)
     Change in valuation allowance on
      deferred tax assets                                 29.5%           38.0%
                                                   ------------    ------------
                                                            --              --
                                                   ============    ============

     The Company generated losses from operations in 2002 and 2001. Although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company's customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

     At December 31, 2002, the Company has net operating loss and tax credit carryforwards for federal tax purposes of approximately $13,500,000 and $107,000, respectively, which expire in various years through 2021 and 2011, respectively. The Company has state net operating loss carryforwards for tax purposes of approximately $3,500,000, which expire in various years through 2007.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

10. STOCK OPTIONS

     In 1986, 1989, 1994 and 1995, the Board of Directors approved the 1986 Stock Option Plan, the 1989 Stock Option Plan, the 1994 Stock Option Plan and the 1995 Stock Option Plan (the "Plans"), respectively. The Plans provide for the granting of incentive stock options and non-qualified stock options to purchase up to 323,685 shares of common stock of the Company to employees, officers, directors and consultants. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than the lesser of 50% of the fair market value per share of the common stock on the date of grant or the book value per share of common stock as of the end of the year immediately preceding the date of grant. The term of options granted under the Plans cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). Outstanding options are written generally with five to ten-year vesting periods, some with acceleration if certain profitability levels are reached.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001 is as follows:

                                            December 31, 2002               December 31, 2001
                                      ----------------------------    ----------------------------
                                                        Weighted                        Weighted
                                                        Average                         Average
                                       Number of        Exercise        Number of       Exercise
                                        Options          Price           Options         Price
                                      ------------    ------------    ------------    ------------
Outstanding at beginning of year           544,949           $0.79         869,376           $0.79
Granted                                        --              --              --              --
Exercised                                      --              --              --              --
Canceled/Expired                           (30,108)           0.69        (324,427)           0.67
                                      ------------    ------------    ------------    ------------

Outstanding at end of year                 514,841           $0.80         544,949           $0.80
                                      ============    ============    ============    ============

Exercisable at end of year                 483,645           $0.77         460,003           $0.77
                                      ============    ============    ============    ============

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                 Weighted
                               Weighted average               Average exercise
                                  Remaining       Number of      price of
                    Number    Contractual life,    Options        options
Exercise price   Outstanding       In years      Exercisable    Exercisable
---------------  -----------  -----------------  -----------  ----------------

    $ 0.73         222,000           5.01          222,000         $0.73
    $ 0.75         250,000           6.41          240,000          0.75
    $ 1.47          42,841           2.75           21,645          1.47
                 -----------                     -----------  ----------------
    Total          514,841                         483,645         $0.77
                 ===========                     ===========  ================

     In calculating the pro forma effect of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999:

     I.   Dividend yield of 0%;

     II.  Expected volatility of 170%;

     III. Risk free interest rates of 5.53% - 6.24% for options granted during the year ended December 31, 1999; and

     IV.  Weighted average expected option term of 10 years.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Because options vest over several years and additional option grants are expected to be made in subsequent years, the pro forma disclosures are not necessarily representative of the pro forma effects on reported net income
(loss) for future years.

11. COMMON STOCK

     At December 31, 2002, the Company had reserved 1,998,783 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock.

     On May 1, 2000, the Company amended the Certificate of Incorporation to increase the Company's authorized number of shares of common stock, $.08 par value per share, from 5,000,000 shares to 30,000,000 SHARES.

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

     On January 4, 2001, the Company issued 1,423,825 shares of its common stock, par value $.08 per share (the "Shares"), to Capital Bank Grawe Gruppe AG ("Capital Bank") upon the conversion by Capital Bank of 75 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     On January 9, 2001, the Company issued 1,710,864 shares of its common stock, par value $.08 per share (the "Shares"), to Capital Bank upon the conversion by Capital Bank of 100 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share. No underwriters were involved in the transaction.

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

INTEREST:

     In addition to the dividend preference, the holders of the Series B, Series C, Series D, and Series F convertible preferred stock shall receive interest per annum based on the stated value of such shares. Series B convertible preferred shareholders are entitled to receive interest equal to 8% per annum. Series C, Series D and Series F convertible preferred shareholders are entitled to receive interest equal to 6% per annum. Such interest will accrue from the original issuance date, and shall be payable in cash or common stock, at the Company's option, on a quarterly basis, commencing on the first quarter ended after issuance. Payment of interest due with respect to those shares that remain issued and outstanding at the end of the Company's quarters, shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

     During the years ended December 31, 2002 and 2001, the Company incurred interest in the amount of $267,000 and $269,625, respectively for Series B, Series C, Series D, and Series F convertible preferred stock, for which the Company has recorded a charge to accumulated deficit. During 2002, 2,804,101 shares were issued in satisfaction of the accrued interest due for 2002 and 841,233 were issued in satisfaction of the accrued and unpaid interest due for 2001, which was included in Capital in excess of par at December 31, 2001. During 2001, 2,178,073 were issued in satisfaction of the accrued interest due for 2001 and 420,095 were issued in satisfaction of the accrued and unpaid interest due for 2000.

LIQUIDATION PREFERENCE:

     Upon liquidation of the Company, the holders of Series B, Series C, Series D, Series E, and Series F convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

CONVERSION:

     In connection with the issuance of Series E convertible preferred stock, the Company, with the approval of the shareholders of Series B, Series C, and Series D convertible preferred stock, changed the conversion price of the Series B, Series C, and Series D convertible preferred stock to $2.74 and provided these shareholders with certain anti-dilution provisions. If at any time prior to January 31, 2003, the Corporation's stockholders' equity at the end of any quarter as reported on the Company's Form 10-KSB, or quarterly on Form 10-QSB filing with the Securities and Exchange Commission does not exceed $1,500,000 plus 50% of the net proceeds of any future equity financing, then the conversion price shall equal the lesser of $2.74 or sixty percent of the Corporation's average closing price of its common stock for the five trading days prior to the conversion.

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

     On or after December 31, 1998, the conversion price for the Series E convertible preferred stock shall equal sixty percent of the Corporation's average closing bid price for the twenty trading days preceding the date of such conversion, but in no event less than $0.60 and no more than $0.75 per share. If at any time prior to January 31, 2003 the Company's stockholders' equity at the end of any quarter does not exceed $1.5 million plus 50% of the net proceeds of any future equity financing by any third party, then the conversion price shall equal the lesser of $0.75 or sixty percent of the Company's bid price of its common stock for the five trading days prior to the date of such conversion notice. The shareholders of Series E convertible preferred stock may not convert for a period of forty days from the date of issuance.

REDEMPTION:

     In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap market or the National Association of Securities Dealers, Electronic Bulletin Board, equals or exceeds $20.00 per share for a period of twenty consecutive trading days, the Company may redeem at its option the Series B, Series C and Series D convertible preferred stock at a price of $1,000 per share, subject to certain anti-dilution provisions.

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

14. CASHLESS OPTION EXERCISE PROGRAM

     On March 1, 1994, the Board of Directors approved the 1994 cashless option exercise program for all employees. The program allows employees to purchase shares of common stock, payable with both recourse and non-recourse long term promissory notes receivable. Under the above program, employees purchased a total of 87,818 shares of common stock at a price of $4.00 per share. The notes receivable are due in March 2004, and are presented as a reduction of stockholders' equity, net of related reserve for uncollectible amounts, in the accompanying balance sheets.

15. COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expenses under this operating lease was $274,629 and $231,120 for the years ended December 31, 2002 and 2001, respectively.

     The Company also leases certain equipment under capital leases expiring at various dates through the year 2005. The total cost of equipment recorded under these capital leases was $232,730 at December 31, 2002 and 2001. The total interest paid in connection with the capital lease obligations was $9,235 and $11,460 for 2002 and 2001, respectively.

     Minimum future lease commitments under operating and capital leases at December 31, 2002 are as follows:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

                                              OPERATING        CAPITAL
                                              ---------        -------

                        2003                    $178,000        $24,293
                        2004                     181,000         24,293
                        2005                     141,000          9,104
                                              ----------     ----------
     Total Minimum Lease Payments               $500,000        $57,690
                                              ==========
     Less: amount representing interest                          10,680
                                                             ----------
     Present Value                                              $47,010
                                                             ==========

16. CONCENTRATION OF RISK

     The Company sells its products to customers principally in the United States of America. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from four and three customers accounted for approximately 66% of total accounts receivable at December 31, 2002 and 2001, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

     Four customers accounted for 36% and 35% of total net revenue for the year ended December 31, 2002 and 2001, respectively.

     Sales in foreign countries accounted for approximately 12% and 23% of net revenues in the years ended December 31, 2002 and 2001, respectively.