Form 10QSB
period 2003-03-31
NATIONAL DATACOMPUTER INC
filed 2003-05-14
CIK 812880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003
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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2003.

COMMON STOCK, $0.08 PAR VALUE                                 14,760,733
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

         Unaudited Balance Sheets as of March 31, 2003
          and December 31, 2002..............................................3

         Unaudited Statements of Operations for the three
          months ended March 31, 2003 and 2002...............................4

         Unaudited Statement of Stockholders' Equity for
          the three months ended March 31, 2003..............................5

         Unaudited Statements of Cash Flows for the three
          months ended March 31, 2003 and 2002...............................6

         Notes to Unaudited Interim Financial Statements.....................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................11

ITEM 3. CONTROLS AND PROCEDURES.............................................13

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

ITEM 4. Submissions of Matters to a Vote of Security Holders................14

ITEM 5. Other Information...................................................14

ITEM 6. Exhibits and Reports on Form 8-K....................................14

SIGNATURES..................................................................15

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     March 31,      December 31,
                                                                                       2003            2002
                                                                                   ------------    ------------
Assets
Current Assets:
      Cash                                                                         $    241,328    $    176,492
      Accounts receivable, net of allowance for doubtful accounts                       133,504          64,901
      Inventories                                                                       703,322         773,841
      Other current assets                                                               21,628          23,925
                                                                                   ------------    ------------
         Total current assets                                                         1,099,782       1,039,159
Fixed assets, net                                                                       180,654         199,311
Capitalized software development costs, net                                             215,224         236,719

                                                                                   ------------    ------------
         Total Assets                                                              $  1,495,660    $  1,475,189
                                                                                   ============    ============

Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                      $     19,950    $     19,950
      Note payable                                                                       66,000          66,000
      Accounts payable and other                                                        340,150         423,933
      Accrued payroll and related taxes                                                 137,627          87,208
      Other accrued expenses                                                            144,334          80,744
      Deferred revenues                                                                 592,870         518,533
                                                                                   ------------    ------------
         Total current liabilities                                                    1,300,931       1,196,368
Obligations under capital lease, net of current portion                                  22,904          27,060
                                                                                   ------------    ------------
         Total Liabilities                                                            1,323,835       1,223,428
                                                                                   ------------    ------------

Commitments

Stockholders' Equity:
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; no shares issued or outstanding                                       --              --

      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 issued and outstanding
         (liquidating preference of $2,400,000 )                                      2,105,832       2,105,832

      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)        834,370         834,370

      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference of $350,000)        324,639         324,639

      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference of $500,000)        273,880         273,880

      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized; no shares issued and outstanding                                      --              --

      Common stock, $0.08 par value; 30,000,000 shares authorized; 14,760,733
         shares issued and outstanding in March 31, 2003 and December 31, 2002        1,180,857       1,180,857

      Capital in excess of par value                                                 13,055,948      12,989,198
      Accumulated deficit                                                           (17,603,701)    (17,457,015)
      Stock subscriptions receivable (net of allowance for doubtful
        accounts of $351,269 in 2003 and 2002)                                             --              --
                                                                                   ------------    ------------
         Total Stockholders' Equity                                                     171,825         251,761
                                                                                   ------------    ------------
         Total Liabilities and Stockholders' Equity                                $  1,495,660    $  1,475,189
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                       ----------------------------
                                                         March 31,       March 31,
                                                           2003            2002
                                                       ------------    ------------
Revenues:
    Product                                            $    435,787    $    768,945
    Services                                                407,971         415,666
                                                       ------------    ------------
       Total Revenues                                       843,758       1,184,611

Cost of revenues                                            451,975         679,202
                                                       ------------    ------------

       Gross Profit                                         391,783         505,409
                                                       ------------    ------------

Operating expenses:
    Research and development                                102,875         242,348
    Selling and marketing                                   133,608         148,707
    General and administrative                              233,628         279,876
                                                       ------------    ------------
                                                            470,111         670,931
                                                       ------------    ------------
Loss from operations                                        (78,328)       (165,522)

Other income (expense):
    Interest income                                             310            --
    Interest expense                                         (1,918)         (2,530)
                                                       ------------    ------------
Net loss                                               $    (79,936)   $   (168,052)
                                                       ============    ============



Calculation of net loss per common share and dilutive share equivalent:

Net loss                                               $    (79,936)   $   (168,052)
Preferred stock preferences                                 (66,750)        (66,750)
                                                       ------------    ------------
Net loss attributable to common stockholders           $   (146,686)   $   (234,802)
                                                       ============    ============
Basic and diluted net loss per share attributable to
    common stockholders                                $      (0.01)   $      (0.02)
                                                       ============    ============
Weighted average shares                                  14,760,733      11,115,397
                                                       ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                  Preferred Stock Series B      Preferred Stock Series C      Preferred Stock Series D
                                 ---------------------------   ---------------------------   ---------------------------
                                                Net issuance                  Net issuance                  Net issuance
                                    Shares         price          Shares         price          Shares         price
                                 ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002            2,400   $  2,105,832            900   $    834,370            350   $    324,639

Net loss                                  --             --             --             --             --             --

Interest on preferred stock               --             --             --             --             --             --

Issuance of common stock
   in satisfaction of accrued
   interest                               --             --             --             --             --             --
                                 ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2003               2,400   $  2,105,832            900   $    834,370            350   $    324,639
                                 ============   ============   ============   ============   ============   ============


                                  Preferred Stock Series E      Preferred Stock Series F
                                 ---------------------------   ---------------------------
                                                Net issuance                  Net issuance
                                    Shares         price          Shares         price
                                 ------------   ------------   ------------   ------------
Balance at December 31, 2002              500   $    273,880            --             --

Net loss                                  --             --             --             --

Interest on preferred stock               --             --             --             --

Issuance of common stock
   in satisfaction of accrued
   interest                               --             --             --             --
                                 ------------   ------------   ------------   ------------
Balance at March 31, 2003                 500   $    273,880            --    $        --
                                 ============   ============   ============   ============


                                                Common Stock
                                 ------------------------------------------
                                                                Capital in                       Total
                                                    Par           excess      Accumulated    stockholders'
                                    Shares         value       of par value      deficit         equity
                                 ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002       14,760,733   $  1,180,857   $ 12,989,198   ($17,457,015)  $    251,761

Net loss                                  --             --             --         (79,936)      ($79,936)

Interest on preferred stock               --             --             --         (66,750)      ($66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                               --             --             --          66,750   $     66,750
                                 ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2003          14,760,733   $  1,180,857   $ 13,055,948   ($17,603,701)  $    171,825
                                 ============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                          of these financial statements

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                               ---------------------------
                                                                 March 31,      March 31,
                                                                   2003           2002
                                                               ------------   ------------
Cash flows from operating activities:
      Net loss                                                 $    (79,936) $    (168,052)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
          Depreciation and amortization                              40,976         37,796
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable            (68,603)       157,710
              Decrease in inventories                                70,519        132,618
              Decrease (increase) in other current assets             2,297        (29,603)
              (Decrease) increase in accounts payable               (83,783)        32,942
              Increase in accrued expenses                          114,009         36,324
              Increase (decrease) in deferred revenues               74,337       (142,478)
                                                               ------------   ------------
      Net cash provided by operating activities                      69,816         57,257
                                                               ------------   ------------

Cash flows from investing activities:
      Purchases of fixed assets                                        (824)        (8,578)
      Additions to capitalized software development costs              --         (11,532)
                                                               ------------   ------------
      Net cash used for investing activities                           (824)       (20,110)
                                                               ------------   ------------

Cash flows from financing activities:
      Principal payment on note payable                                --         (18,000)
      Principal payment on obligations
          under capital lease                                        (4,156)        (3,540)
                                                               ------------   ------------
      Net cash used for financing activities                         (4,156)       (21,540)
                                                               ------------   ------------

Net decrease in cash                                                 64,836         15,607
Cash, beginning of year                                             176,492        568,644
                                                               ------------   ------------

Cash, end of year                                              $    241,328   $    584,251
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

     LIQUIDITY AND CAPITAL RESOURCES

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $17.6 million through March 31, 2003. During the first three months of 2003, the Company has provided approximately $70,000 of cash to operations while recording a net loss of approximately $80,000. As of March 31, 2003, the Company had approximately $241,000 in cash and a negative working capital of approximately $201,000. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     ---------------------

          The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

          The balance sheet as of December 31, 2002 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

     INTERIM PERIODS
     ---------------

          In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     FINANCIAL INSTRUMENTS
     ---------------------

          Fair values for cash, accounts receivable, and accounts payable approximate their carrying values at March 31, 2003 and December 31, 2002 due to their short maturities.

          Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximates fair value.

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

     SHIPPING AND HANDLING COSTS
     ---------------------------

          The Company records shipping and handling fees billed to customers as revenue included in net sales. Costs associated with shipping and handling activities are composed of outbound freight and associated labors costs, and are recorded in cost of sales.

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

          Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using
     (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to the customer. The Company policy is to amortize software development costs using the straight-line method over the estimated economic life of the product, which is generally three years.

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

     STOCK COMPENSATION
     ------------------

          The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation costs for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the net loss per share would have been changed to the pro forma amounts indicated below:


                                         Three months ended   Three months ended
                                           March 31, 2003       March 31, 2002
                                         ------------------   ------------------

     Net loss:
          As reported                        $(79,936)            $(168,052)
          Pro forma                          $(80,343)            $(169,678)

     Basic and diluted net loss per share
     attributable to common stockholders:
          As reported                         $(0.01)               $(0.02)
          Pro forma                           $(0.01)               $(0.02)

3. INVENTORIES

     Inventories consist of the following:      MARCH 31,     DECEMBER 31,
                                                   2003           2002
                                               -----------    -----------

     Raw material                              $   546,399    $   529,790
     Work-in-process                                94,503        155,200
     Finished goods                                 62,420         88,851
                                               -----------    -----------
          Total                                $   703,322    $   773,841
                                               ===========    ===========

     Inventories are stated at the lower of cost (first-in, first-out) or market.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

          For the first quarter ended March 31, 2003, we reported a net loss of $79,936, or $.01 per basic share, compared to an operating loss of $168,052, or $.02 per basic share for the first quarter ended March 31, 2002

          Revenues of $843,758 for the first quarter of 2003 decreased 29% from revenues of $1,184,611 for the comparable prior year period. The decrease is due to a large sale of our new inventory service product, the DC5 in the first quarter of 2002, which was not duplicated in the current year's quarter. This was partially offset by the sale of refurbished DC2.5's with SKU software. It is expected that the DC5, which replaced the DC2.5, will have SKU software available by the end of the second quarter.

          Cost of revenues, as a percentage of net revenues, was 54% in first quarter of 2003 compared to 57% in the comparable prior year period. The decrease in cost was due to an overall shift in product mix to higher margin products.

          Research and development expenses decreased 58% to $102,875 for the first quarter of 2003 from $242,348 in the comparable prior year period. The decrease is due to diminished spending on internally developed product software where economic and technological feasibility has been established.

          Selling and marketing expenses decreased 10% to $133,608 for the first quarter of 2003 from $148,707 in the comparable prior year period. The decrease is a result of lower travel and trade-show expenses in the first quarter of 2003.

          General and administrative expenses decreased 17% to $233,628 for the first quarter of 2003 from $279,876 in the comparable prior year period. The decrease is attributable to lower professional fees in the first quarter of 2003.

          LIQUIDITY AND CAPITAL RESOURCES

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $17.6 million through March 31, 2003. During the first three months of 2003, the Company has provided approximately $70,000 of cash to operations while recording a net loss of approximately $80,000. As of March 31, 2003, the Company had approximately $241,000 in cash and a negative working capital of approximately $201,000. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          In order to improve its cash position, the Company has taken a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require the Company to implement further cost saving action.

          The Company maintains adequate levels of inventory and has not experienced any interruption of supplies or services from vendors.

          Cash provided by operating activities, during the three months ended March 31, 2003, was $69,816. This was a result of the loss we experienced in the first three months of 2003, offset by a decrease in inventory and an increase in accrued expenses and deferred revenues during the period.

    ITEM 3.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.1 Certification of Executive Officers

     (b) Reports on Form 8-K

          (1) A current report on Form 8-K was filed with the Securities and Exchange Commission on March 31, 2003 to report, pursuant to Item 4, that on March 31, 2003, the Company named BDO Seidman, LLP as the Company's new independent public accountants.

          (2) A current report on Form 8-K was filed with the Securities and Exchange Commission on January 15, 2003 to report, pursuant to
               Item 4, that on January 10, 2003, the Company dismissed PricewaterhouseCoopers, LLP as the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL DATACOMPUTER, INC.


May 14, 2003                            /s/ John P. Ward
                                        ---------------------------
                                        John P. Ward
                                        Chairman of the Board, President and
                                        Chief Executive Officer (principal
                                        executive officer)

May 14, 2003                            /s/ Gerald S. Eilberg
                                        ---------------------------
                                        Gerald S. Eilberg
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

CERTIFICATIONS

I, John Ward, Chief Executive Officer of National Datacomputer, Inc., certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


     Date: May 14, 2003

      /s/ John P. Ward
     ----------------------------
     John P. Ward
     Chairman of the Board,
     President and CEO

I, Gerald S. Eilberg, Chief Financial Officer of National Datacomputer Inc., certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


     Date: May 14, 2003

      /s/ Gerald S. Eilberg
     ----------------------------
     Gerald S. Eilberg
     CFO