Form 10QSB
period 2003-06-30
NATIONAL DATACOMPUTER INC
filed 2003-08-14
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended: June 30, 2003

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15885

                           NATIONAL DATACOMPUTER, INC.
                           ---------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      04-2942832
            --------                                      ----------
(STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION #)
 INCORPORATION OR ORGANIZATION)

                   900 MIDDLESEX TURNPIKE, BILLERICA, MA 01821
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (978) 663-7677

                  _____________________________________________

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes [X]   No [_]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of July 21, 2003 was 14,760,733.


================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1. UNAUDITED FINANCIAL STATEMENTS:

        Unaudited Balance Sheets as of June 30, 2003
         and December 31, 2002.............................................3

        Unaudited Statements of Operations for the three and
         six months ended June 30, 2003 and 2002...........................4

        Unaudited Statement of Stockholders' Equity for the six
         months ended June 30, 2003........................................5

        Unaudited Statements of Cash Flows for the six months ended
         June 30, 2003 and  2002...........................................6

        Notes to Unaudited Financial Statements............................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................11

ITEM 3. CONTROLS AND PROCEDURES...........................................14

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................15

ITEM 2. Changes in Securities.............................................15

ITEM 3. Defaults upon Senior Securities...................................15

ITEM 4. Submissions of Matters to a Vote of Security Holders..............15

ITEM 5. Other Information.................................................15

ITEM 6. Exhibits and Reports on Form 8-K..................................15

SIGNATURES................................................................16

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS (UNAUDITED)
================================================================================

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2003              2002
                                                                       ------------      ------------
Assets
Current Assets:
      Cash                                                             $     85,346      $    176,492
      Accounts receivable, net of allowance for doubtful accounts           412,284            64,901
      Inventories                                                           639,277           773,841
      Other current assets                                                   20,033            23,925
                                                                       ------------      ------------
         Total current assets                                             1,156,940         1,039,159
Fixed assets, net                                                           165,128           199,311
Capitalized software development costs, net                                 193,729           236,719
                                                                       ------------      ------------
         Total Assets                                                  $  1,515,797      $  1,475,189
                                                                       ============      ============

Liabilities and stockholders' equity Current Liabilities:
      Current obligations under capital lease                          $     19,950      $     19,950
      Note payable                                                           66,000            66,000
      Accounts payable and other                                            365,029           423,933
      Accrued payroll and related taxes                                     122,547            87,208
      Other accrued expenses                                                 87,745            80,744
      Deferred revenues                                                     526,211           518,533
                                                                       ------------      ------------
         Total current liabilities                                        1,187,482         1,196,368

Obligations under capital lease, net of current portion                      18,598            27,060
                                                                       ------------      ------------
         Total Liabilities                                                1,206,080         1,223,428
                                                                       ------------      ------------
Commitments

Stockholders' Equity:
      Preferred stock, Series A convertible, $0.001 par value;
         20 shares authorized; no shares issued or outstanding                   --                --
      Preferred stock, Series B convertible $0.001 par value;
         4,200 shares authorized; 2,400 issued and outstanding
         (liquidating preference of $2,400,000)                           2,105,832         2,105,832
      Preferred stock, Series C convertible $0.001 par value;
         900 shares authorized, issued and outstanding
         (liquidating preference of $900,000)                               834,370           834,370
      Preferred stock, Series D convertible $0.001 par value;
         350 shares authorized, issued and outstanding
         (liquidating preference of $350,000)                               324,639           324,639
      Preferred stock, Series E convertible $0.001 par value;
         500 shares authorized, issued and outstanding
         (liquidating preference of $500,000)                               273,880           273,880
      Preferred stock, Series F convertible $0.001 par value;
         175 shares authorized; no shares issued and outstanding                 --                --
      Common stock, $0.08 par value; 30,000,000 shares authorized;
         14,760,733 shares issued and outstanding in June 30, 2003
         and December 31, 2002                                            1,180,857         1,180,857
      Capital in excess of par value                                     13,122,698        12,989,198
      Accumulated deficit                                               (17,532,559)      (17,457,015)
      Stock subscriptions receivable (net of allowance for
         doubtful accounts of $351,269 in 2003 and 2002)                         --                --
                                                                       ------------      ------------
         Total Stockholders' Equity                                         309,717           251,761
                                                                       ------------      ------------
         Total Liabilities and Stockholders' Equity                    $  1,515,797      $  1,475,189
                                                                       ============      ============

                 The accompanying notes are an integral part of
                  these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                        SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                   ------------------------------      ------------------------------
                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                       2003              2002              2003              2002
                                   ------------      ------------      ------------      ------------
Revenues
    Product revenue                $    733,170      $    603,278      $  1,168,957      $  1,372,223
    Service and other revenue           375,009           431,140           782,980           846,806
                                   ------------      ------------      ------------      ------------
                                      1,108,179         1,034,418         1,951,937         2,219,029

Cost of sales and services              544,092           578,354           996,067         1,269,985
                                   ------------      ------------      ------------      ------------
                                        564,087           456,064           955,870           949,044
                                   ------------      ------------      ------------      ------------
Operating expenses:
    Research and development            136,427           200,868           239,302           430,787
    Selling and marketing                82,304           182,750           215,912           331,457
    General and administrative          226,176           335,395           459,804           615,271
                                   ------------      ------------      ------------      ------------
                                        444,907           719,013           915,018         1,377,515
                                   ------------      ------------      ------------      ------------

Income (loss) from operations           119,180          (262,949)           40,852          (428,471)

Other income (expense):
    Other income                         20,479                --            20,789                --
    Interest expense                     (1,767)           (2,278)           (3,685)           (4,808)
                                   ------------      ------------      ------------      ------------
Net income (loss)                  $    137,892      $   (265,227)     $     57,956      $   (433,279)
                                   ============      ============      ============      ============


Calculation of net income (loss) per common share and dilutive share equivalents:

Net income (loss)                  $    137,892      $   (265,227)     $     57,956      $   (433,279)
Interest on preferred stock             (66,750)          (66,750)         (133,500)         (133,500)
                                   ------------      ------------      ------------      ------------
Net income (loss) attributable to
    common shareholders            $     71,142      $   (331,977)     $    (75,544)     $   (566,779)
                                   ============      ============      ============      ============
Basic and diluted net loss
    per share                      $       0.00      $      (0.03)     $      (0.01)     $      (0.05)
                                   ============      ============      ============      ============
Weighted average shares              14,760,733        11,363,534        14,760,733        12,052,877
                                   ============      ============      ============      ============

                 The accompanying notes are an integral part of
                  these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
================================================================================

                                       PREFERRED STOCK SERIES B      PREFERRED STOCK SERIES C      PREFERRED STOCK SERIES D
                                     ---------------------------   ---------------------------   ---------------------------

                                                    NET ISSUANCE                  NET ISSUANCE                  NET ISSUANCE
                                        SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                2,400   $  2,105,832            900   $    834,370            350   $    324,639

Net loss                                       --             --             --             --             --             --

Interest on preferred stock                    --             --             --             --             --             --

Issuance of common stock in
  satisfaction of accrued interest             --             --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2003                   2,400   $  2,105,832            900   $    834,370            350   $    324,639

Net income                                     --             --             --             --             --             --

Interest on preferred stock                    --             --             --             --             --             --

Issuance of common stock in
  satisfaction of accrued interest             --             --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2003                    2,400   $  2,105,832            900   $    834,370            350   $    324,639
                                     ============   ============   ============   ============   ============   ============



                                       PREFERRED STOCK SERIES E      PREFERRED STOCK SERIES F
                                     ---------------------------   ---------------------------

                                                    NET ISSUANCE                  NET ISSUANCE
                                        SHARES          PRICE         SHARES          PRICE
                                     ------------   ------------   ------------   ------------
Balance at December 31, 2002                  500   $    273,880             --             --

Net loss                                       --             --             --             --

Interest on preferred stock                    --             --             --             --

Issuance of common stock in
  satisfaction of accrued interest             --             --             --             --
                                     ------------   ------------   ------------   ------------

Balance at March 31, 2003                     500   $    273,880             --   $         --

Net income                                     --             --             --             --

Interest on preferred stock                    --             --             --             --

Issuance of common stock in
  satisfaction of accrued interest             --             --             --             --
                                     ------------   ------------   ------------   ------------
Balance at June 30, 2003                      500   $    273,880             --   $         --
                                     ============   ============   ============   ============



                                                    COMMON STOCK
                                     ------------------------------------------
                                                                    CAPITAL IN                      TOTAL
                                                        PAR           EXCESS       ACCUMULATED   STOCKHOLDERS'
                                        SHARES          VALUE      OF PAR VALUE      DEFICIT        EQUITY
                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002           14,760,733   $  1,180,857   $ 12,989,198   $(17,457,015)  $    251,761

Net loss                                       --             --             --        (79,936)  $    (79,936)

Interest on preferred stock                    --             --             --        (66,750)  $    (66,750)

Issuance of common stock in
  satisfaction of accrued interest             --             --         66,750             --   $     66,750
                                     ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2003              14,760,733   $  1,180,857   $ 13,055,948   $(17,603,701)  $    171,825

Net income                                     --             --             --        137,892   $    137,892

Interest on preferred stock                    --             --             --        (66,750)  $    (66,750)

Issuance of common stock in
  satisfaction of accrued interest             --             --         66,750             --   $     66,750
                                     ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2003               14,760,733   $  1,180,857   $ 13,122,698   $(17,532,559)  $    309,717
                                     ============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                 SIX MONTHS ENDED
                                                            --------------------------
                                                             JUNE 30,        JUNE 30,
                                                               2003            2002
                                                            ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                        $   57,956      $ (433,279)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
     Depreciation and amortization                              82,220          84,835
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable           (347,383)         32,079
         Decrease in inventories                               136,510         203,349
         Decrease (increase) in other current assets             3,892         (36,062)
         (Decrease) increase in accounts payable               (58,904)         15,151
         Increase (decrease) in accrued expenses                42,340         (10,462)
         Increase (decrease) in deferred revenues                7,678         (81,230)
                                                            ----------      ----------
   Net cash used for operating activities                      (75,691)       (225,619)
                                                            ----------      ----------

Cash flows from investing activities:
   Purchases of fixed assets                                    (6,993)        (26,551)
   Additions to capitalized software development costs              --         (56,816)
                                                            ----------      ----------
   Net cash used for investing activities                       (6,993)        (83,367)
                                                            ----------      ----------

Cash flows from financing activities:
   Principal payment on note payable                                --         (36,000)
   Principal payment on obligations under capital lease         (8,462)         (7,093)
                                                            ----------      ----------
   Net cash used for financing activities                       (8,462)        (43,093)
                                                            ----------      ----------

Net decrease in cash                                           (91,146)       (352,079)
Cash, beginning of year                                        176,492         568,644
                                                            ----------      ----------
Cash, end of period                                         $   85,346      $  216,565
                                                            ==========      ==========


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

    LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred an accumulated deficit of approximately $17.5 million through June 30, 2003. During the first six months of 2003, the Company used approximately $76,000 of cash for operations while recording a net income of approximately $58,000. As of June 30, 2003, the Company had approximately $85,000 in cash and a negative working capital of approximately $30,000. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    INTERIM PERIODS
    ---------------

         In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

    FINANCIAL INSTRUMENTS
    ---------------------

         Fair values for cash, accounts receivable, and accounts payable approximate their carrying values at June 30, 2003 and December 31, 2002 due to their short maturities.

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

    INCOME (LOSS) PER SHARE
    -----------------------

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

    STOCK COMPENSATION
    ------------------

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation costs for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                         Second Quarter ended              Six months ended

                                                        June 30,       June 30,         June 30,        June 30,
                                                          2003           2002             2003             2002
    Net income (loss):
         As reported                                  $   137,892     $  (265,227)     $    57,956     $  (433,279)
         Pro forma                                    $   137,485     $  (266,853)     $    57,142     $  (436,531)


    Basic and diluted net income (loss) per share
    attributable to common stockholders:
               As reported                            $      0.00     $     (0.03)     $     (0.01)    $     (0.05)
               Pro forma                              $      0.00     $     (0.03)     $     (0.01)    $     (0.05)

3.  INVENTORIES

      Inventories consist of the following:           JUNE 30,     DECEMBER 31,
                                                        2003           2002
                                                     ----------     ----------

    Raw material                                     $  430,335     $  529,790
    Work-in-process                                     148,079        155,200
    Finished goods                                       60,863         88,851
                                                     ----------     ----------

                           Total                     $  639,277     $  773,841
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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

         For the second quarter ended June 30, 2003 (the "2003 Period"), we reported a net income of $137,892, or $.01 per basic share, compared to an operating loss of $265,227, or $.02 per basic share for the second quarter ended June 30, 2002 (the "2002 Period").

         Total revenues increased 7% to $1,108,179 for the 2003 Period from $1,034,418 for the 2002 Period.

         Product revenues for the 2003 Period were $733,170, a 22% increase as compared to $603,278 for the 2002 Period. This increase was due to increased sales of our inventory service products, offset by decreased sales of our route service products. Service revenues for the 2003 Period were $375,009, a 13% decrease as compared to $431,140 for the 2002 Period. This decrease was a result of fewer maintenance contracts for our route service products.

         Cost of revenues, as a percentage of net revenues, was 49% in the 2003 Period, compared to 56% in the 2002 Period. The decrease in cost was due to an overall shift in product mix to higher margin products.

         Research and development expenses decreased 32% to $136,427 for the 2003 Period from $200,868 for the 2002 Period. The decrease is principally due to a decrease in payroll costs of approximately $38,000, and a decrease in outside contractor costs of approximately $28,000.

         Selling and marketing expenses decreased 55% to $82,304 for the 2003 Period from $182,750 for the 2002 Period. The decrease is principally due to a decrease in payroll costs of approximately $73,000, a decrease in travel expenses of approximately $16,000 and other general cost reductions of approximately $11,000.

         General and administrative expenses decreased 33% to $226,176 for the 2003 Period from $335,395 for the 2002 Period. The decrease is due to a decrease in payroll costs of approximately $50,000, a decrease in bad debt expense of approximately $41,000 and other general cost reductions of approximately $18,000.

         SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

         For the first six months ended June 30, 2003 (the "2003 Period"), we reported a net income of $57,956, or $.00 per basic share, compared to an operating loss of

    $433,279, or $.04 per basic share for the first six months ended June 30, 2002 (the "2002 Period").

         Total revenues decreased 12% to $1,951,937 for the 2003 Period from $2,219,029 for the 2002 Period.

         Product revenues for the 2003 Period were $1,168,957, a 15% decrease as compared to $1,372,223 for the 2002 Period. This decrease was due to decreased sales of our route service products. Service revenues for the 2003 Period were $782,980, an 8% decrease as compared to $846,806 for the 2002 Period. This decrease was a result of fewer maintenance contracts for our route service products.

         Cost of revenues, as a percentage of net revenues, was 51% in the 2003 Period, compared to 57% in the 2002 Period. The decrease in cost was due to an overall shift in product mix to higher margin products.

         Research and development expenses decreased 44% to $239,302 for the 2003 Period from $430,787 in the 2002 Period. The decrease is principally due to a decrease in outside contractor costs of approximately $115,000, and a decrease in payroll costs of approximately $78,000.

         Selling and marketing expenses decreased 35% to $215,912 for the 2003 Period from $331,457 in 2002 Period. The decrease is principally due to a decrease in payroll cost of approximately $145,000 and a decrease in travel expenses of approximately $20,000, offset by an increase in outside contractor costs of approximately $65,000.

         General and administrative expenses decreased 25% to $459,804 for the 2003 Period from $615,271 for the 2002 Period. The decrease is due to a decrease in payroll costs of approximately $52,000, a decrease in bad debt expense of approximately $41,000, a decrease in professional fees of $40,000 and other general cost reductions of approximately $22,000.

    LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred an accumulated deficit of approximately $17.5 million through June 30, 2003. During the first six months of 2003, the Company used approximately $76,000 of cash for operations while recording a net income of approximately $58,000. As of June 30, 2003, the Company had approximately $85,000 in cash and a negative working capital of approximately $30,000. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountant relating to the financials for 2002 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented above. However, there are no assurances that these plans will be successful or sufficient.

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

         Cash used for operating activities, during the six months ended June 30, 2003, was $75,691. Our principal operating cash requirements were to fund our increase in accounts receivable and decrease in accounts payable, offset by net income from operations, decrease in inventory and increase in accrued expenses.

    ITEM 3.

    CONTROLS AND PROCEDURES


         (a) Evaluation of Disclosure Controls and Procedures.

         Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         (b) Changes in Internal Controls.

         There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             31.1    Certification of the Chief Executive Officer
             31.2    Certification of the Chief Financial Officer
             32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             On April 1, 2003, we filed a Form 8-K under Item 4 announcing that our Board of Directors named BDO Seidman, LLP as our new independent public accountants to audit our financial statements for the fiscal year ended December 31, 2002 and during fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL DATACOMPUTER, INC.


August 14, 2003                            /s/ John P. Ward
                                           ------------------------------------
                                           John P. Ward
                                           Chairman of the Board, President and
                                           Chief Executive Officer (principal
                                           executive officer)

August 14, 2003                            /s/ Gerald S. Eilberg
                                           ------------------------------------
                                           Gerald S. Eilberg
                                           Chief Financial Officer (principal
                                           financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         TITLE


   31.1              Certification of the Chief Executive Officer.

   31.2              Certification of the Chief Financial Officer.

   32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.