Form 10QSB
period 2003-09-30
NATIONAL DATACOMPUTER INC
filed 2003-11-14
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-15885

                           NATIONAL DATACOMPUTER, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                       04-2942832
  (State or other jurisdiction                   (IRS Employer Identification #)
of incorporation or organization)

                   900 Middlesex Turnpike, Billerica, MA 01821
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number including area code: (978) 663-7677

                  ---------------------------------------------

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 Yes [X] No [ ]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of November 7, 2003 was 14,760,733.
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. UNAUDITED FINANCIAL STATEMENTS:

        Unaudited Balance Sheets as of September 30, 2003
         and December 31, 2002..............................................3

        Unaudited Statements of Operations for the three and nine
         months ended September 30, 2003 and 2002...........................4

        Unaudited Statement of Stockholders' Equity for the nine
           months ended September 30, 2003..................................5

        Unaudited Statements of Cash Flows for the nine months ended
             September 30, 2003 and  2002...................................6

        Notes to Unaudited Financial Statements.............................7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................11

Item 3. CONTROLS AND PROCEDURES............................................14

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................16

Item 2. Changes in Securities..............................................16

Item 3. Defaults upon Senior Securities....................................16

Item 4. Submissions of Matters to a Vote of Security Holders...............16

Item 5. Other Information..................................................16

Item 6. Exhibits and Reports on Form 8-K...................................16

Signatures.................................................................17

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                             September 30,   December 31,
                                                                                                 2003            2002
                                                                                             ------------    ------------
Assets
Current Assets:
      Cash                                                                                   $    318,553    $    176,492
      Accounts receivable, net of allowance for doubtful accounts                                 243,913          64,901
      Inventories                                                                                 593,710         773,841
      Other current assets                                                                         19,251          23,925
                                                                                             ------------    ------------
         Total current assets                                                                   1,175,427       1,039,159
Fixed assets, net                                                                                 151,075         199,311
Capitalized software development costs, net                                                       166,471         236,719
                                                                                             ------------    ------------
         Total Assets                                                                        $  1,492,973    $  1,475,189
                                                                                             ============    ============

Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                                $     19,726    $     19,950
      Note payable                                                                                 66,000          66,000
      Accounts payable                                                                            304,346         423,933
      Accrued payroll and related taxes                                                            93,705          87,208
      Other accrued expenses                                                                      100,806          80,744
      Deferred revenues                                                                           443,436         518,533
                                                                                             ------------    ------------
         Total current liabilities                                                              1,028,019       1,196,368
Obligations under capital lease, net of current portion                                            14,321          27,060
                                                                                             ------------    ------------
         Total Liabilities                                                                      1,042,340       1,223,428
                                                                                             ------------    ------------

Commitments

Stockholders' Equity:
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; no shares issued or outstanding                                                  --              --

      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 issued and outstanding
         (liquidating preference of $2,400,000 )                                                2,105,832       2,105,832

      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)                  834,370         834,370

      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference of $350,000)                  324,639         324,639

      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference of $500,000)                  273,880         273,880

      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized; no shares issued and outstanding                                                 --              --

      Common stock, $0.08 par value; 30,000,000 shares authorized; 14,760,733
         shares issued and outstanding in September 30, 2003 and December 31, 2002              1,180,857       1,180,857

      Capital in excess of par value                                                           13,189,448      12,989,198
      Accumulated deficit                                                                     (17,458,393)    (17,457,015)
      Stock subscriptions receivable (net of allowance for doubtful accounts of $351,269)             --              --
                                                                                             ------------    ------------
         Total Stockholders' Equity                                                               450,633         251,761
                                                                                             ------------    ------------
         Total Liabilities and Stockholders' Equity                                          $  1,492,973    $  1,475,189
                                                                                             ============    ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                          Third Quarter                         Nine Months
                                                               Ended                               Ended
                                                  ------------------------------      ------------------------------
                                                  September 30,     September 30,     September 30,     September 30,
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
Revenues
     Product revenue                              $    939,598      $    469,328      $  2,108,555      $  1,841,551
     Service and other revenue                         377,380           443,822         1,160,360         1,290,628
                                                  ------------      ------------      ------------      ------------

                                                     1,316,978           913,150         3,268,915         3,132,179

Cost of sales and services                             741,849           512,244         1,737,916         1,782,229
                                                  ------------      ------------      ------------      ------------

        Gross Profit                                   575,129           400,906         1,530,999         1,349,950
                                                  ------------      ------------      ------------      ------------

Operating expenses:
     Research and development                          117,818           151,150           357,120           581,937
     Selling and marketing                              84,335           176,116           300,247           507,573
     General and administrative                        230,489           282,516           690,293           897,787
                                                  ------------      ------------      ------------      ------------

                                                       432,642           609,782         1,347,660         1,987,297
                                                  ------------      ------------      ------------      ------------

Income (loss) from operations                          142,487          (208,876)          183,339          (637,347)

Other income (expense):
     Other income                                         --                --              20,789              --
     Interest expense                                   (1,571)           (2,345)           (5,256)           (7,153)
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $    140,916      $   (211,221)     $    198,872      $   (644,500)
                                                  ============      ============      ============      ============



Calculation of net income (loss) per common share and dilutive share equivalents:

Net income (loss)                                 $    140,916      $   (211,221)     $    198,872      $   (644,500)
Interest on preferred stock                            (66,750)          (66,750)         (200,250)         (200,250)
                                                  ------------      ------------      ------------      ------------

Net income (loss) attributable to
     common shareholders                          $     74,166      $   (277,971)     $     (1,378)     $   (844,750)
                                                  ============      ============      ============      ============

Basic and diluted net income (loss) per share     $       0.01      $      (0.02)     $      (0.00)     $      (0.07)
                                                  ============      ============      ============      ============

Weighted average shares                             14,760,733        12,852,355        14,760,733        12,052,879
                                                  ============      ============      ============      ============


                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock       Preferred Stock       Preferred Stock       Preferred Stock
                                         Series B              Series C              Series D              Series E
                                  --------------------  --------------------  --------------------  --------------------
                                          Net issuance          Net issuance          Net issuance          Net issuance
                                  Shares     price      Shares      price     Shares      price     Shares      price
                                  ------     -----      ------      -----     ------      -----     ------      -----

Balance at December 31, 2002       2,400    $2,105,832     900      $834,370     350      $324,639     500      $273,880

Net loss                             --            --      --           --       --            --      --            --

Interest on preferred stock          --            --      --           --       --            --      --            --

Issuance of common stock
   in satisfaction of accrued
   interest                          --            --      --           --       --            --      --            --
                                  ------  ------------  ------  ------------  ------  ------------  ------  ------------

Balance at March 31, 2003          2,400    $2,105,832     900      $834,370     350      $324,639     500      $273,880

Net income                           --            --      --            --      --            --      --            --

Interest on preferred stock          --            --      --            --      --            --      --            --

Issuance of common stock
   in satisfaction of accrued
   interest                          --            --      --            --      --            --      --            --

                                  ------  ------------  ------  ------------  ------  ------------  ------  ------------

Balance at June 30, 2003           2,400    $2,105,832     900      $834,370     350      $324,639     500      $273,880

Net income                           --            --      --            --      --            --      --            --

Interest on preferred stock          --            --      --            --      --            --      --            --

Issuance of common stock
   in satisfaction of accrued
   interest                          --            --      --            --      --            --      --            --
                                  ------  ------------  ------  ------------  ------  ------------  ------  ------------

Balance at September 30, 2003      2,400    $2,105,832     900      $834,370     350      $324,639     500      $273,880
                                  ======  ============  ======  ============  ======  ============  ======  ============


--------------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock
                                         Series F                    Common Stock
                                  --------------------  --------------------------------------
                                                                                   Capital in                     Total
                                          Net issuance                   Par         excess      Accumulated  stockholders'
                                  Shares      price       Shares        value     of par value     deficit       equity
                                  ------      -----     -----------     -----     ------------     -------       ------

Balance at December 31, 2002         --            --    14,760,733   $1,180,857   $12,989,198  ($17,457,015)     $251,761

Net loss                             --            --           --           --            --        (79,936)     ($79,936)

Interest on preferred stock          --            --           --           --            --        (66,750)     ($66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                          --            --           --           --         66,750           --        $66,750
                                  ------  ------------  -----------  -----------  ------------  ------------  ------------

Balance at March 31, 2003            --       $    --    14,760,733   $1,180,857   $13,055,948  ($17,603,701)     $171,825

Net income                           --            --           --           --            --        137,892      $137,892

Interest on preferred stock          --            --           --           --            --        (66,750)     ($66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                          --            --           --           --         66,750           --        $66,750

                                  ------  ------------  -----------  -----------  ------------  ------------  ------------

Balance at June 30, 2003             --       $    --    14,760,733   $1,180,857   $13,122,698  ($17,532,559)     $309,717

Net income                           --            --           --           --            --        140,916      $140,916

Interest on preferred stock          --            --           --           --            --        (66,750)     ($66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                          --            --           --           --         66,750           --        $66,750
                                  ------  ------------  -----------  -----------  ------------  ------------  ------------

Balance at September 30, 2003        --       $    --    14,760,733   $1,180,857   $13,189,448  ($17,458,393)     $450,633
                                  ======  ============  ===========  ===========  ============  ============  ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
----------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                      ------------------------------
                                                                      September 30,     September 30,
                                                                          2003              2002
                                                                      ------------      ------------
Cash flows from operating activities:
       Net income (loss)                                              $    198,872      $   (644,500)
       Adjustments to reconcile net income (loss) to
            net cash provided by (used for) operating activities:
            Depreciation and amortization                                  126,938           128,889
            Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable               (179,012)          265,004
                 Decrease in inventories                                   182,077           190,957
                 Decrease (increase) in other current assets                 4,674           (30,980)
                 (Decrease) increase in accounts payable                  (119,587)           33,549
                 Increase (decrease) in accrued expenses                    26,559            (4,474)
                 (Decrease) increase in deferred revenues                  (75,097)         (244,906)
                                                                      ------------      -------------
       Net cash provided by (used for) operating activities                165,424          (306,461)
                                                                      ------------      -------------

Cash flows from investing activities:
       Purchases of fixed assets                                           (10,400)          (30,377)
       Additions to capitalized software development costs                     --            (78,972)
                                                                      ------------      -------------
       Net cash used for investing activities                              (10,400)         (109,349)
                                                                      ------------      -------------

Cash flows from financing activities:
       Principal payment on note payable                                       --            (54,000)
       Principal payment on obligations
            under capital lease                                            (12,963)          (11,063)
                                                                      ------------      ------------
       Net cash used for financing activities                              (12,963)          (65,063)
                                                                      ------------      ------------

Net increase (decrease) in cash                                            142,061          (480,873)
Cash, beginning of year                                                    176,492           568,644
                                                                      ------------      ------------

Cash, end of period                                                   $    318,553      $     87,771
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

   Liquidity and Capital Resources

        The Company has incurred an accumulated deficit of approximately $17.5 million through September 30, 2003. As a result of this accumulated deficit, the report of its independent public accountant relating to the financials for 2002 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

   Interim Periods
   ---------------

        In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

   Financial Instruments
   ---------------------

        Fair values for cash, accounts receivable, and accounts payable approximate their carrying values at September 30, 2003 and December 31, 2002 due to their short maturities.

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

        Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when the product is available for general release to the customer.

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

                                                   Three months ended                Nine months ended

                                               September 30,  September 30,      September 30,  September 30,
                                                   2003           2002               2003           2002

       Net income (loss):
            As reported                          $140,916      $(211,221)          $198,872      $(644,500)
            Pro forma                            $140,509      $(212,846)          $197,651      $(649,377)

       Basic and diluted net income (loss)
        per share attributable to common
        stockholders:
            As reported                            $0.01         $(0.02)             $0.00         $(0.07)
            Pro forma                              $0.01         $(0.02)             $0.00         $(0.07)

3. Inventories

   Inventories consist of the following:     September 30,   December 31,
                                                 2003           2002
                                             ------------   ------------

   Raw material                              $    345,208   $    529,790
   Work-in-process                                217,890        155,200
   Finished goods                                  30,612         88,851
                                             ------------   ------------

                                   Total     $    593,710   $    773,841
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

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

        For the third quarter ended September 30, 2003 (the "2003 Period"), we reported net income of $140,916, or $.01 per basic share, compared to an operating loss of $211,221, or ($.02) per basic share for the third quarter ended September 30, 2002 (the "2002 Period").

        Total revenues increased 44% to $1,316,978 for the 2003 Period from $913,150 for the 2002 Period.

        Product revenues for the 2003 Period were $939,598, a 100% increase as compared to $469,328 for the 2002 Period. This increase was due to increased sales of our inventory service products. Service revenues for the 2003 Period were $377,380, a 15% decrease as compared to $443,822 for the 2002 Period. This decrease was a result of fewer maintenance contracts for our route service products.

        Gross Profit for the 2003 Period was $575,129 or 44% of revenues as compared to $400,906 or 44% of revenues for the 2002 Period. The Company was able to maintain a comparable gross margin despite an increase in inventory reserve of approximately $117,000. This increase in the inventory reserve was primarily attributable to the reduction of our estimates of net realizable value of certain older, discontinued products which will be moving at a slower pace during our transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE based hand-held computers.

        Research and development expenses decreased 22% to $117,818 for the 2003 Period from $151,150 for the 2002 Period. The decrease was the result of planned reductions in personnel and personnel related expenses of approximately $30,000.

        Selling and marketing expenses decreased 52% to $84,335 for the 2003 Period from $176,116 for the 2002 Period. The decrease was the result of planned reductions in sales personnel and personnel related expenses of approximately $80,000, and other general cost reductions of approximately $12,000.

        General and administrative expenses decreased 18% to $230,489 for the 2003 Period from $282,516 for the 2002 Period. The decrease was due to a decrease in payroll costs of approximately $34,000, a decrease in professional fees of approximately $11,000 and other general cost reductions of approximately $7,000.

        NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

        For the first nine months ended September 30, 2003 (the "2003 Period"), we reported a net income of $198,872, or $.00 per basic share, compared to a net loss of $644,500, or ($.05) per basic share for the first nine months ended September 30, 2002 (the "2002 Period").

        Total revenues increased 4% to $3,268,915 for the 2003 Period from $3,132,179 for the 2002 Period.

        Product revenues for the 2003 Period were $2,108,555, a 14% increase as compared to $1,841,551 for the 2002 Period. This increase was due to increased sales of our inventory service products. Service revenues for the 2003 Period were $1,160,360, a 10% decrease as compared to $1,290,628 for the 2002 Period. This decrease was a result of fewer maintenance contracts for our route service products.

        Gross Profit for the 2003 Period was $1,530,999 or 47% of revenues as compared to $1,349,950 or 43% of revenues for the 2002 Period. The Company was able to improve its gross margin, despite an increase in inventory reserve of approximately $113,000, through planned reduction in labor costs and ongoing price negotiations with vendors. The increase in inventory reserve was primarily attributable to the reduction of our estimates of net realizable value of certain older, discontinued products which will be moving at a slower pace during our transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE based hand-held computers.

        Research and development expenses decreased 39% to $357,120 for the 2003 Period from $581,937 in the 2002 Period. The decrease was the result of planned reductions in personnel and personnel related expenses of approximately $113,000, and a decrease in outside contractor costs of approximately $116,000.

        Selling and marketing expenses decreased 41% to $300,247 for the 2003 Period from $507,573 in 2002 Period. The decrease was the result of planned reductions in personnel and personnel related expenses of approximately $246,000, a decrease in travel expenses of approximately $24,000, and other general cost reductions of approximately $23,000, offset by an increase in outside contractor costs of approximately $86,000.

        General and administrative expenses decreased 23% to $690,293 for the 2003 Period from $897,787 for the 2002 Period. The decrease was due to a decrease in payroll costs of approximately $86,000, a decrease in bad debt expense of approximately $41,000, a decrease in professional fees of $59,000 and other general cost reductions of approximately $21,000.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily from operating results and working capital. At September 30, 2003, the Company had cash of $318,553 and working capital of $147,408. During the nine month period ended September 30 2003, the Company's operations have provided approximately $165,000 in cash. The increase in cash was mainly a result of the Company's net income of $198,872 along with a decrease in inventory of $182,077. This was offset by an increase in accounts receivable of $179,012, a decrease in accounts payable of $119,587 and a decrease in deferred revenues of $75,097.

        The Company has incurred an accumulated deficit of approximately $17.5 million through September 30, 2003. As a result of this accumulated deficit, the report of its independent public accountant relating to the financials for 2002 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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



                                            NATIONAL DATACOMPUTER, INC.


November 14, 2003                           /s/ John P. Ward
                                            ----------------------------
                                            John P. Ward
                                            Chairman of the Board, President and
                                            Chief Executive Officer (principal
                                            executive officer)


November 14, 2003                           /s/ Gerald S. Eilberg
                                            ----------------------------
                                            Gerald S. Eilberg
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.           TITLE


   31.1       Certification of the Chief Executive Officer.

   31.2       Certification of the Chief Financial Officer.

   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.