Form 10KSB
period 2003-12-31
NATIONAL DATACOMPUTER INC
filed 2004-03-30
CIK 812880

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

                For the fiscal year ended December 31, 2003

                                       OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________


                           NATIONAL DATACOMPUTER, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             DELAWARE                                     04-2942832
   (STATE OR OTHER JURISDICTION               (IRS EMPLOYER  IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

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

                                Yes [X]   No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The registrant had revenues of approximately $4,600,000 during the fiscal year ended December 31, 2003. As of March 19, 2004, 21,302,765 shares of the registrant's common stock, $0.08 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $4,252,676 based on an average bid and asked price of $0.20 per share as reported by the OTC Bulletin Board.

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


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

        Our mission is to provide solutions through the use of mobile information systems in the distribution and inventory control areas of the product supply chain. We design, manufacture, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, hand-held computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products. We were organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. Since that time we have delivered hardware and software solutions to the distribution and inventory control markets we have targeted.

        Our goal is to be the leading supplier in selected market sectors. The key elements of this strategy include: (i) performing effective market research to assess the key essential elements of each sector; (ii) listening to our customers and prospects and then designing and building solutions that resolve inventory and supply chain product problems; and (iii) continuously updating hardware and software solutions to remain current with customers' needs as well as existing technology.

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

        The state of the art in microprocessors at the time was units with small memories and programs written in proprietary or machine languages contained in firmware. The applications were, by necessity, simple compared to other computer applications in business and industry. As the need for more flexible and sophisticated programs grew, the use of units requiring firmware became less and less desirable. This situation existed until the mid-1980s when personal computers blossomed and the computer industry shifted to electronics with low-powered complementary metal oxide semiconductors ("CMOS"), which generally require less power. At that point, it became possible to create software systems with the level of flexibility and sophistication available in other parts of the software industry, and the battery-powered, hand-held personal computer was introduced.

        We believe that the future of hand-held computers is dependent on the software or solutions industry. The opportunity to design computers for "people who don't work at a desk" has opened up large new markets. The application of this software technology to industries involving product distribution on truck delivery routes is a good example of this opportunity, since the distribution process can be highly automated, capturing every transaction as well as supplying additional information for management controls not previously possible.

PRODUCTS

        We design, manufacture, service, and distribute rugged, programmable hand-held computers, and data collection devices. We are also a leading implementer of software solutions, such as our RouteRider Software System, for people who need portable solutions in the field rather than at a desk. Additionally, we also provide software solutions specific to the inventory service market.

HARDWARE

        Our hand-held Datacomputer(R) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock resistant, watertight and operate over a wide temperature range.

         Application programs for our Datacomputers can be written on conventional desktop computers with commonly used programming languages and then executed on the Datacomputer. Application programs and data are stored in the Datacomputer's random access memory

("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through our communications setup. The Datacomputer can receive data from bar-code readers, other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. Our Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

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

        The DC5 is designed as a rugged, Microsoft(TM) Windows(R) CE based mobile Datacomputer with optional radio frequency (RF) connectivity to provide fast, real-time, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory data collection and management.

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

        The DC5 can also be used as an application software development platform to allow value added resellers and end-user customers to develop applications to meet specific customer requirements.

        We believe there is a fundamental shift underway in the way inventory service companies do business. The DC5 is designed to capitalize on this change. Approximately 46% of our 2003 total revenue was attributed to sales of the newer DC5, up from 39% in 2002.

DATACOMPUTER MODEL DC4(TM)

        Our Datacomputer Model DC4(TM) (the "DC4"), introduced in late 1997, is designed for use by the route service market. The DC4 is an advanced version of our now discontinued DC3X in that it employs a faster processor and a faster internal modem. Besides those enhancements, the DC4 also incorporates two significant features not available in the DC3X, namely a touch-screen for signature capture capability, and optical communication capability.

        We offer the DC4 usually with our Route Rider Software designed specially for the DC3X and DC4 Datacomputers. These solutions are typically called Pre-Sales System ("PSS") and Driver Sales System ("DSS"). Hybrids of these two systems are also becoming standard features, so that one set of software can easily use PSS and DSS functionality without the need for two versions or two computers. Typically the PSS includes a Datacomputer, software and various peripherals for use by customers who sell their products on routes and book the sales orders through dedicated sales forces. The DSS is used by customers who sell and invoice their products through delivery drivers and includes a Datacomputer, a portable or truck-mounted printer, peripherals and software.

        The PSS and DSS versions, along with the hybrids versions, allow the salesman or delivery man to access all of the distributor's information on the customer's account, as well as to input the customer's next delivery order.

        Approximately 2% of our 2003 total revenue was attributed to sales of the DC4, down from 8% in 2002.

ICAL MODEL 100R(TM)

        Our ICAL Model 100R(TM) (the "ICAL 100R") is designed for taking inventory for financial and shrinkage control purposes. The ICAL 100R allows a user to divide a store's inventory into a maximum of 128 separate departments and keep a running total in each department. We have sold the ICAL 100R to the inventory audit market for the past 15 years.

        The primary customers for the ICAL 100R are inventory service companies that take inventory for retailers and other institutions on a contract basis, and retailers such as convenience store chains or others selling large quantities of relatively low priced items.

        Approximately 3% of our 2003 total revenue was attributed to the sale of the ICAL 100R, down from 5% in 2002. Revenues generated by the ICAL 100R are almost exclusively from customers who wish to continue to use their installed base of ICAL devices. We intend to continue supporting the ICAL product line to protect our customers' investments.

TAILORED SOFTWARE SOLUTIONS

ROUTERIDER(R)

        Our Datacomputers can be equipped with our RouteRIDER(R) ("RouteRIDER") software, which is designed to be a powerful but easy-to-use route service system that can be customized for customers based on the way they run their businesses. RouteRIDER equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem or cellular phone.

        Salespeople returning to an office or warehouse at the end of the day can exchange information by connecting their RouteRIDER Datacomputer to a communications server either directly or through NDINet(TM), our proprietary network software, which unattended, can receive information from multiple RouteRIDER Datacomputers at multiple locations. Sales people who do not return to an office or warehouse at the end of the day can call their home base every evening to communicate the day's activities and load the RouteRIDER Datacomputer with up-to-the-minute information on products, pricing, and the next day's customers.

        Once the results of daily activities are uploaded from the RouteRIDER Datacomputer to the communications server, the server uploads this new data to the customer's host system's route accounting, sales, distribution, accounts receivable ("A/R"), and inventory programs, thereby saving data-entry costs and eliminating transcription and keying errors. The server also downloads to the salesperson's RouteRIDER Datacomputer all the updated information needed for the next day's work--route schedule, customer files, history updates, customer specific pricing changes, promotions, updated A/R status, open invoices, and more. During the day, at each route stop, the driver takes the customer's inventory, calculates what new stock needs to be added and prints out a delivery slip for each customer. At the end of the day, a complete report of the driver's deliveries can be printed. According to a number of our customers, the use of our ROUTERIDER Datacomputers has significantly improved driver efficiency.

SMARTROUTE 2000(R)

        SMARTRoute 2000(R) Communication Server ("SMARTRoute") is a Windows-based communication server software application. We believe that SMARTRoute provides an important link between our Datacomputers and the customer's host computer. It manages communications to and from the Datacomputer. It maintains logs, back-ups for the Datacomputer, system reports, and data archiving. It also archives and retrieves electronic signatures and provides DEX\UCS communications.

NDI-DEJA VIEW(TM)

        NDI-DeJa View(TM) ("DeJa View") is file conversion software for the route sales markets. Designed for collecting, retrieving and archiving documents as images, this application is intended to help route operators meet their specific needs for information management in an effortless, quick and efficient way. We believe DeJa View is a flexible, user-friendly interface, which provides a fast, intuitive method for retrieving any signed document, with signature.

W.I.N.

        Wireless Inventory Network ("W.I.N.") is a Windows application designed for the inventory service market to provide faster and more efficient inventory audits. W.I.N. is designed to deliver wireless connectivity through a radio frequency carrier of 2.4 GHZ over line-of-sight distances of up to 1,000 feet. Using our DC5 together with a PC base station allows the user to transmit each inventory record in real-time from up to 62 simultaneous multiple remote hand-helds. W.I.N. also delivers Stock Keeping Unit ("SKU") scanning capability to allow the user control of their inventory down to an individual item level.

WINTAKES

        WINTAKES (Windows Inventory Taking System) is a Windows application designed for the inventory service market. It runs on the DC5 and on a personal computer server, and is capable of generating over 45 specialized reports. WINTAKES gives the ability to import and edit the customer's item master file, perform a physical (SKU) or financial inventory, export the data into the customer's format, and generate specialized reports. It was designed to provide the most flexible and highest quality inventory solution for service companies, retailers, distributors, or anyone requiring a physical or financial inventory.

FINANCIAL AUDIT

        NDI's Financial Audit Software ("FinAud") was developed in 1993 for the DC2.5 datacomputer. In 2002, FinAud was updated to Enhanced FinAud to run on the DC5.

        For retailers and inventory service companies, Enhanced FinAud allows for convenient entry of financial audit data with full Audit Trail Reporting, Inventory Recap Reporting, and Department Recount for inventory reconciliation. Four standard reports are available from the stand-alone DC5 to be printed on a user-supplied printer. Data can be exported in fixed format ASCII characters, which enables users to upload to their laptops the totals collected from financial inventory audits, and then create their own reports.

        The ability to consolidate files from DC2.5s and DC5s onto a single datacomputer enables the user to print stand-alone summary reports or send data to a PC. This feature allows the user to combine NDI-manufactured equipment in one inventory.

        Enhanced FinAud also provides a utility called Master File Maker through which users can create on their PC, and download to the DC5, a Master File that allows them to define the unique configuration of each inventory site and store that configuration for future use.

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

        The DC5, both wireless and non wireless, is sold to existing and new inventory service customers as well as the Value Added Reseller ("VAR") market as an application software development platform and/or as an inventory data collection solution using NDI application software. As a Windows CE based solution, the DC5 provides a wide array of communication functions, from wireless, to IrDA and Ethernet 10 BaseT. Additionally, support for Bluetooth wireless is included for when Bluetooth becomes available. Due to the high-speed keyboard and extremely rugged design, we believe the DC5 is highly suited to data collection in a wide range of environments.

        The ICAL 100R is sold principally to repeat inventory service customers who already have a sizable investment in their use and applications for ICAL products. We devote relatively few resources to generate additional sales of ICAL units above those demanded by our existing customers.

DIRECT SALES FORCE

        We primarily sell and distribute our products through a direct sales force, which we believe offers the best method for marketing and selling our products. Direct selling is our primary strategy in the route sales and service market. We believe that the key elements to successful direct selling include:
(i) maintaining a well-qualified direct sales staff that is experienced in marketing and selling solutions to medium and large accounts; (ii) using a consultative sales approach; (iii) offering excellent service and support; and
(iv) maintaining good customer references.

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

        Approximately 33% of our 2003 total revenue was attributed to service and support sales.

KEY CUSTOMERS

        During 2003, one customer who has been one of our top customers since 1992 accounted for approximately 36% of our total revenues. Additionally, in 2003 our top four customers collectively accounted for 44% of our total revenues.

SOURCES OF SUPPLY

        We maintain our own raw material inventories and have close working relationships with our suppliers in order to ensure timely and reliable delivery of our raw materials. However, prolonged supply shortages would materially and adversely affect our manufacturing operations, business and financial performance.

COMPETITION

        The market for our route service products is highly competitive and acutely influenced by advances in technology, new product introduction and price competition. Our competitors include Intermec Technologies Corporation, Symbol Technologies/Telxon and related third parties, all of which have greater financial, marketing and technical resources than we do. In addition, larger corporations could enter the route sales and service segment of the hand-held computer market. We compete in the hand-held computer market on the basis of product features, software, quality and service.

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

EMPLOYEES

        As of December 31, 2003, we had 27 full-time employees, and 3 subcontractors. Of these employees and subcontractors, 3 were engaged in sales and marketing, 9 in service and customer support, 4 in hardware and software development, 7 in manufacturing and 7 in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

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

ITEM 3. LEGAL PROCEEDINGS.

        We are not a party to any legal proceedings. As reported in our prior annual and quarterly reports, we had been engaged in litigation with Infos International, Inc. and Infos Group, Inc. since March 2000, but we entered into a settlement agreement on January 28, 2004 for the dismissal of that dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        During the fiscal year ended December 31, 2003, our common stock was traded on the OTC Bulletin Board ("OTC") under the symbol IDCP. On March 19, 2004, the last bid price for the common stock as reported by OTC was $0.20 per share.

        For the periods indicated below, the table sets forth the range of high and low bid prices for our common stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                   HIGH        LOW
                                                   ----        ---
                                      2002

               First Fiscal Quarter              $ 0.18      $ 0.06
               Second Fiscal Quarter               0.09        0.06
               Third Fiscal Quarter                0.09        0.06
               Fourth Fiscal Quarter               0.07        0.05

                                      2003

               First Fiscal Quarter              $ 0.08      $ 0.04
               Second Fiscal Quarter               0.05        0.04
               Third Fiscal Quarter                0.10        0.03
               Fourth Fiscal Quarter               0.25        0.05

        As of March 19, 2004, there were approximately 2,292 stockholders of record of our common stock.

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

CHANGES IN SECURITIES

        On December 31, 2003, we issued an aggregate of 6,542,032 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB
Bank) in satisfaction of an aggregate interest payment of $267,000, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following table sets forth for the periods indicated the percentage relationship of certain items in the statement of operations to revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                      Period
                                                                     to period
                                                                    % increase
                                        Relationship to revenues    (decrease)
                                         year ended December 31,    Year ended


                                           2003          2002        2003-2002
                                         -------       --------
        Revenues:
           Product                         67%            59%           25%
           Service                         33%            41%          (12%)
                                         -------       --------      ---------
                                          100%           100%           10%

        Cost of goods sold                 54%            57%           4%
                                         -------       --------      ---------

        Gross Profit                       46%            43%           18%

        Selling & Marketing                 8%            15%          (40%)
        Research & Development             10%            18%          (38%)
        General & Administrative           21%            35%          (35%)
                                         -------       --------      ---------

        Net income (loss)                   7%           (26%)         131%


        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

        YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

        For the year ended December 31, 2003 (the "2003 Period"), we reported a net income of $336,791 compared to an operating loss of $1,070,814 for the year ended December 31, 2002 (the "2002 Period").

        Product revenues for the 2003 Period were $3,079,406, a 25% increase as compared to $2,459,742 for the 2002 Period. This increase was due to higher sales of our inventory service products, mainly the DC5, which is gaining a higher acceptance as an application software development platform used by value added resellers and/or end-users. Service revenues for the 2003 Period were $1,519,814, a 12% decrease as compared to $1,726,402 for the 2002 Period. This decrease was a result of fewer support service contract renewals for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

        Gross Profit for the 2003 Period was $2,116,028 or 46% of revenues as compared to $1,792,734 or 43% of revenues for the 2002 Period. The Company was able to improve its gross margin, despite an increase in inventory writedowns of approximately $215,000, through planned reduction in labor costs and ongoing price negotiations with vendors. The increase in inventory writedowns was primarily attributable to the reduction of our estimates of net realizable value of certain older, discontinued products which have been moving at a slower pace during our transition to the faster and more efficient new generation of wireless, Microsoft(TM) Windows(R) CE based hand-held computers.

        Research and development expenses decreased 38% to $462,819 for the 2003 Period from $747,090 in the 2002 Period. The decrease was the result of planned reductions in personnel and personnel related expenses of approximately $127,000, and a decrease in outside contractor costs of approximately $149,000. As a percentage of total revenues, research and development expenses decreased to 10% for the 2003 Period as compared to 18% for the 2002 Period.

        Selling and marketing expenses decreased 40% to $382,309 for the 2003 Period from $642,168 in the 2002 Period. The decrease was the result of planned reductions in personnel and personnel related expenses of approximately $314,000, a decrease in travel expenses of approximately $26,000, and other general cost reductions of approximately $20,000, offset by an increase in outside contractor costs of approximately $114,000. As a percentage of total revenues, selling and marketing expenses decreased to 8% for the 2003 Period as compared to 15% for the 2002 Period.

        General and administrative expenses decreased 35% to $948,255 for the 2003 Period from $1,465,055 for the 2002 Period. The decrease was partially attributed to a provision recorded in 2002 in the amount of $351,269 for doubtful subscription receivable. Excluding this provision, general and administrative expenses decreased 15% due to a decrease in payroll costs of approximately $90,000, a decrease in bad debt expense of approximately $41,000, a decrease in professional fees of $26,000 and other general cost reductions of approximately $9,000. As a percentage of total revenues, general and administrative expenses decreased to 21% for the 2003 Period as compared to 35% for the 2002 Period.

        LIQUIDITY AND CAPITAL RESOURCES

        During 2003, the Company has financed its operations primarily through cash provided by operating activities and working capital. At December 31, 2003, the Company had cash of $690,826 and working capital of $256,947. During the twelve month period ended December 31, 2003, the Company's operations have provided approximately $631,000 in cash. The increase in cash was mainly a result of the Company's net income of $336,791, increased by non-cash charges for depreciation and amortization of $180,609, along with a decrease in inventory of $376,083. This was offset by a decrease in accounts payable of $214,228 and a decrease in deferred revenues of $59,557. Cash used for investing activities was $87,465, consistent with our commitment to growth through technological improvement. The Company also used cash to make payments of $29,651 on its outstanding note and capital lease payable.

        The Company has incurred an accumulated deficit of approximately $17.4 million through December 31, 2003. As a result of this accumulated deficit, the report of its independent public accountant contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

COMMITMENTS

        The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $243,043 and $274,629 for the years ended December 31, 2003 and 2002, respectively.

        The Company also leases certain equipment under capital leases expiring at various dates through 2005. The total cost of equipment recorded under these capital leases was $232,730 at December 31, 2003 and 2002, respectively.

        Minimum future lease commitments under operating and capital leases at December 31, 2003 are as follows:

                                                  OPERATING       CAPITAL

                                   2004            $181,000       $24,293
                                   2005             141,000         9,104
                                                  ----------     ---------

        Total Minimum Lease Payments               $322,000       $33,397
                                                  ==========
        Less: amount representing interest                          4,038
                                                                 ---------
        Present Value                                             $29,359
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

o REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss passes to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, we assess whether the sales price is fixed or determinable based upon the payment terms of the arrangement. If a significant portion of the sales price is not due with normal payment terms, the sales price may not be deemed fixed and revenue would be recognized as the amounts become due.

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

     We assess collectibility based on a number of factors, including past transaction and collection history with a customer. If we determine that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. Our normal payment terms are 30 days from invoice date. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and percentage of our accounts receivable by aging category. In determining these estimates, we look at historical write-offs of our receivables and review each customer's account to identify any specific collection issue. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2003 and 2002, $1,311 and $1,033, respectively, were provided for doubtful accounts.

o INVENTORIES. Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. We record a provision for excess and obsolete inventory when impairment is identified through our review process. Obsolete inventory and inventory in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses. In 2003, we recorded an inventory provision for excess and obsolete inventory of $327,000, which has been reflected in cost of revenues. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

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

     No capitalized software costs were written down for the year ended December 31, 2003. Amortization of capitalized software costs were $102,992 and $68,764 for the years ended December 31, 2003 and 2002, respectively.

o ACCOUNTING FOR INCOME TAXES. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets that have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred prior to 2003 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $3,923,000 as of December 31, 2003. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In November 2002, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. Revenue arrangements with multiple deliverables include arrangements, which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on our financial position, results of operations or cash flows.

        In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

        In December 2003, the FASB issued a revision to FASB Interpretation, or FIN, No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity, or VIE, to a broader group of entities than those previously considered special-purpose entities, or SPE's, and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have an impact on our financial position, results of operations, or cash flows. We currently do not expect the application of this interpretation with respect to other types of VIE's to have an impact on our financial position, results of operations, or cash flows.

        In December 2003, the Securities and Exchange Commission, or SEC, published Staff Accounting Bulletin, or SAB, No. 104, REVENUE RECOGNITION. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have an effect on our financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

        See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        As previously reported in our current reports on Form 8-K filed with the Securities and Exchange Commission on January 15, 2003 and April 1, 2003, we dismissed Pricewaterhouse Coopers LLP as our independent accountants effective January 10, 2003, and named BDO Seidman, LLP as our independent accountants effective March 31, 2003.

ITEM 8A.    CONTROLS AND PROCEDURES.

        (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them, particularly during the period in which this Annual Report on Form 10-KSB was being prepared. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        We expanded our Board of Directors from two to four members, effective as of March 1, 2004. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each of our current directors was elected to the Board and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                              YEAR
                              FIRST
                              BECAME
NAME                  AGE     DIRECTOR    POSITION
----                  ---     --------    --------

John P. Ward          76      1967        Chairman of the Board, President, and
                                          Chief Executive Officer

William R. Smart      83      1989        Director

Gerald S. Eilberg     70      2004        Director, Senior Vice President of
                                          Finance and Administration, and Chief
                                          Financial Officer

John H. MacKinnon     63      2004        Director


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

        GERALD S. EILBERG joined us in September 1988 as Vice President of Finance and Administration and Chief Financial Officer and was elected to the Board of Directors effective March 1, 2004. From October 1986 to August 1988, Mr. Eilberg served as a financial consultant to small private and public companies. From September 1982 to September 1986, he was President of Direct Marketing Inc. Previous positions included Division and Corporate Controller positions with large public companies. Mr. Eilberg is a graduate of the Boston University School of Management and the Columbia University Graduate School of Business.

        JOHN H. MACKINNON has served as one of our directors and Chairman of the Audit Committee effective with his appointment on March 1, 2004. Mr. MacKinnon joined PricewaterhouseCoopers LLP in 1968 and was a partner from 1978 until his retirement in 1999. Mr. MacKinnon served as a part-time consultant to the Company under an arrangement that was terminated as of February 27, 2004. Mr. MacKinnon also serves on the Boards of Directors of Lojack Corporation and Biosphere Medical Inc. Mr. MacKinnon is a Certified Public Accountant and is active in community affairs, including serving on the Boards of Trustees of Emmanuel College, Laboure College and Blessed John XXIII National Seminary.

AUDIT COMMITTEE

        Mr. Smart served as the sole member of the Audit Committee of our Board of Directors during 2003. Mr. MacKinnon joined the Audit Committee in connection with his election to the Board of Directors on March 1, 2004, and will serve as Chairman of the Committee going forward, with Mr. Smart continuing to serve as a member. The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is not governed by an audit committee charter, however the Audit Committee and the Board of Directors anticipate adopting an audit committee charter during the second quarter of 2004. Our Board of Directors determined that the Audit Committee did not contain an "audit committee financial expert" as that term is defined by Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission during fiscal year 2003, since none of the members of the Board of Directors met this definition. For fiscal year 2004, our Board of Directors has determined that our new Audit Committee chairman, Mr. MacKinnon, will be an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. Mr. MacKinnon and Mr. Smart both meet the independence requirements set forth in Section 303A of the NYSE's listing standards.

        The Audit Committee has met with BDO Seidman, LLP to discuss the results of its audit, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met once in 2003.

        AUDIT COMMITTEE REPORT

        This Audit Committee Report reviews actions taken with respect to the Company's financial statements for the year ended December 31, 2003.

        The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. BDO Seidman, LLP, the Company's independent accountants, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2003, the Audit Committee took the following actions:

     o Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2003, with management and BDO Seidman, LLP;

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

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, that the audited financial statements for the year ended December 31, 2003 be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 to be filed with the Securities and Exchange Commission.

                                                             The Audit Committee
                                                                William R. Smart

NOMINATING, COMPENSATION & GOVERNANCE COMMITTEE

        Our full Board of Directors handled nominating, compensation and governance matters during fiscal year 2003. Effective March 1, 2004, our Board created a Nomination, Compensation & Governance Committee consisting of two members, William R. Smart (Chairman) and John H. MacKinnon. The committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures, including determination of the compensation for our Chief Executive Officer. The committee also makes recommendations to the full Board as to the size and composition of the Board and makes recommendations as to particular nominees. The committee considers nominations for our Board in accordance with our Restated By-Laws, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB. The Committee also reviews and makes recommendations to the full Board concerning corporate governance matters.

EXECUTIVE OFFICERS

            Our executive officers, their ages and positions with the Company are as follows:

NAME                  AGE      POSITION

John P. Ward          76       Chairman of the Board, President, and
                               Chief Executive Officer

Gerald S. Eilberg     70       Director, Senior Vice President of Finance and
                               Administration, and Chief Financial Officer

William B. Berens     50       Vice President, Sales and Marketing

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

        The following is a brief summary of the background of each of our executive officers other than John P. Ward and Gerald S. Eilberg, whose backgrounds are summarized above.

WILLIAM B. BERENS joined us in March of 2004 as our Vice President of Sales and Marketing. Prior to joining us Mr. Berens was Vice President of business development for Interleaf (later acquired by BroadVision) and TOWER Technology. Mr. Berens has spent the past 25 years in the information processing industry in a variety of positions and industries. Mr. Berens graduated from Boston College in 1976 with a BS in Computer Science and Economics. From 1978 to 1991 Mr. Berens served in various management capacities with Wang Laboratories, with his largest responsibility managing over 200 people and $60M in revenue. In 1991, he became Director of Business Systems for Siemens Nixdorf Information Systems, and was responsible for image and data entry sales in the U.S. market. In 1996 he joined DSA - Software as Vice President of Sales, but quickly became President of the warehouse management systems company.

        None of our executive officers or directors is related to any other executive officer or director.

CODE OF ETHICS

        We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our chief financial officer and controller. The text of the code of ethics is filed as an exhibit to our Annual Report on Form 10-KSB and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary at National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821. Disclosure regarding any amendments to or waivers from, provisions of the code of ethics that apply to our financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

        The following table sets forth the compensation paid during the three years ended December 31, 2003, to (i) our Chief Executive Officer, (ii) and our Chief Financial Officer, who earned total compensation in excess of $100,000 during the year ended December 31, 2003. We had no other executive officers during fiscal year 2003.

                           SUMMARY COMPENSATION TABLE


                                                                    LONG TERM
                      ANNUAL COMPENSATION                          COMPENSATION
 ---------------------------------------------------------------   ------------
           (A)                          (B)      (C)        (D)        (G)
                                                                    SECURITIES
                                                                    UNDERLYING
                                                SALARY     BONUS   OPTIONS/SAR
NAME AND PRINCIPAL POSITION             YEAR     ($)        ($)        (#)

John P. Ward (1)                        2003   $174,205      --          0
 President, and CEO                     2002    170,281      --          0
                                        2001    122,450      --          0

Gerald S. Eilberg                       2003   $119,453      --          0
 Senior Vice President of Finance       2002    119,519   $5,000         0
 and Administration and CFO             2001    118,344      --          0


(1) Mr. Ward joined us as our President, Chief Executive Officer and Chairman of the Board on April 1, 2001.

        We did not grant any stock options or stock appreciation rights to our executive officers or directors during the year ended December 31, 2003.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                        AND FISCAL YEAR-END OPTION VALUES

            The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2003. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2003.

                                                              NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING       VALUE OF
                                                             UNEXERCISED     UNEXERCISED
                                                               OPTIONS/      IN-THE-MONEY
                                                                SARS           OPTIONS
                                   SHARES                     AT FY-END       AT FY-END
                                  ACQUIRED       VALUE       EXERCISABLE/    EXERCISABLE/
                                ON EXERCISE     REALIZED    UNEXERCISABLE   UNEXERCISABLE
         NAME                       (#)           ($)            (#)           ($)(1)
          (a)                       (b)           (c)            (D)             (E)
---------------------------- ----------------- ---------- ---------------- ---------------
John P.Ward,                         0             $0       15,000/7,887         $0
 President, CEO
---------------------------- ----------------- ---------- ---------------- ---------------
Gerald S. Eilberg                    0             $0      205,000/13,059        $0
 Senior Vice President
 Finance & Admin. and CFO
---------------------------- ----------------- ---------- ---------------- ---------------

(1) In-the-Money options are those options for which the fair market value of the underlying shares of common stock is greater than the exercise price of the option. The value of the unexercised in-the-money options at year end is based on a value of $0.15 per share, the closing bid price of our common stock on the OTC Bulletin Board on December 31, 2003, less the per share exercise price. Mr. Eilberg had exercisable options to purchase 5,000 and 200,000 shares of our common stock at exercise prices of $1.47 and $0.75, respectively. Mr. Ward had exercisable options to purchase 12,500 and 5,000 shares of our common stock at exercise prices of $1.47 and $0.75 per share, respectively.

COMPENSATION OF DIRECTORS

        Our non-employee directors receive:

          o an annual retainer of $6,000 for serving on the Board of Directors; and

          o $1,000 plus reasonable travel and out-of-pocket expenses for attendance at each meeting of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table and accompanying footnotes sets forth information concerning the beneficial ownership of our securities, as of March 19, 2004, for:

          o    our directors;

          o    each executive officer named in the Summary Compensation Table;
               and

          o    all of our Directors and executive officers, as a group.

        In addition, the table sets forth information concerning the beneficial ownership of our voting securities as of March 19, 2004 for each person known to us to be the beneficial owner of more than five percent of our voting securities. As of March 19, 2004, there were 21,302,765 shares of our common stock and 4,150 shares of our preferred stock outstanding. Except as otherwise noted, each named individual has sole voting and investment power with respect to the securities set forth in the table.

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

        All of the 4,150 shares of Preferred Stock issued and outstanding and 17,128,325 shares of common stock are registered in the name of Capital Bank Grawe Gruppe or its predecessor in interest, RBB Bank AG ("Capital Bank"). Capital Bank has informed us that it holds all of our securities solely in the capacity as custodian for the benefit of numerous other investors, none of which either individually or in the aggregate with affiliated entities, beneficially own more than five percent (5%) of our issued and outstanding capital stock. On a fully diluted basis, Capital Bank's shares would represent approximately 82% of our common stock outstanding as of March 19, 2004.

        Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), shares of our securities that an individual or group has the right to acquire within 60 days of March 19, 2004 pursuant to the exercise of options, warrants or other securities convertible into such securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.


                                                NUMBER OF SHARES     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)        BENEFICIALLY OWNED     OF CLASS

Gerald S. Eilberg (2)........................        213,017            1.0%
John P. Ward (3).............................         43,868             *
William R. Smart (4).........................         17,500             *
John H. MacKinnon............................            200             *
All Directors and Executive Officers as
 a Group (4 persons) (5).....................        274,585            1.3%

* Less than 1%.

(1) The address for all of the named entities is c/o National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.

(2) Includes 205,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 8,017 shares held by Mr. Eilberg.

(3) Includes 15,000 shares of Common Stock underlying currently excercisable options to purchase common stock. It also includes 28,868 shares held by Mr. Ward.

(4) Includes 15,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 2,500 shares held by Mr. Smart.

(5) Includes an aggregate of 235,000 shares of common stock underlying currently excercisable options to purchase common stock held by our current executive officers and directors, and 39,385 shares held by the executive officers and directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2003:

---------------------------- --------------------- --------------------- --------------------------------------
                                   NUMBER OF                                 NUMBER OF SECURITIES REMAINING
                                  SECURITIES                              AVAILABLE FOR FUTURE ISSUANCE UNDER
                                 TO BE ISSUED        WEIGHTED AVERAGE     EQUITY COMPENSATION PLANS (EXCLUDING
                               UPON EXERCISE OF      EXERCISE PRICE OF          SECURITIES REFLECTED
                              OUTSTANDING OPTIONS   OUTSTANDING OPTIONS          IN FIRST COLUMN(A))
     Plan Category                   (A)                   (B)                           (C)
---------------------------- --------------------- --------------------- --------------------------------------
Equity compensation plans
approved by security
holders (1)                         42,716                $1.47                         193,152
---------------------------- --------------------- --------------------- --------------------------------------
Equity compensation plans
not approved by
security holders (2)               472,000                $0.74                          28,000
---------------------------- --------------------- --------------------- --------------------------------------
Total                              514,716                $0.80                         221,152
---------------------------- --------------------- --------------------- --------------------------------------

(1) These plans consist of our 1986 Stock Option Plan, 1989 Stock Option Plan, 1994 Stock Option Plan and 1995 Stock Option Plan.

(2) These plans consist of our 1997 Stock Option Plan and 1998 Stock Option Plan, the terms of which are described in Note 10 to our audited financial statements for the year ended December 31, 2003 included in this Annual Report on Form 10-KSB. Additional terms of the 1997 Stock Option Plan and 1998 Stock Option Plan are summarized as follows: Options may be granted to employees, directors and consultants of the Company. No options may be granted after the tenth anniversary of the date on which each plan was adopted by the Board of Directors. The term and vesting provisions of each option are determined by the Board of Directors. Upon cessation of employment, unless otherwise specified in the option award, options which have not vested are forfeited and options which have vested must be exercised within the earlier of three years or the original term of the option. Options to non-employees terminate upon termination of service unless otherwise specified in the award.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Prior to his employment as our Vice President of sales and marketing in March 2004, William Berens was engaged by the Company as a subcontractor in charge of route sales beginning April 28, 2003. Mr. Berens' aggregate compensation during the year ended December 31, 2003 was $66,298.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                    PAGE
                                                                    ----


Report of Independent Auditors                                       31

Balance Sheets as of December 31, 2003 and
   December 31, 2002                                                 32

Statements of Operations for the years ended
   December 31, 2003 and December 31, 2002                           33

Statement of Stockholders' Equity for the years
   ended December 31, 2003 and December 31, 2002                     34

Statements of Cash Flows for the years ended
   December 31, 2003 and December 31, 2002                           35

Notes to Financial Statements                                        36

        (a)(2)  EXHIBITS.

        (i) The following exhibits are filed herewith:

Exhibit
  No.     Description
  ---     -----------

3.1(a) Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 17, 1986.
3.2(a) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on April 15, 1987 to increase the number of authorized shares.
3.3(b) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on October 17, 1994 to increase the number of authorized shares.
3.3(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to increase the number of authorized shares.
3.4(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to effect a 1:4 reverse split of Common Stock.
3.5(d) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on May 22, 2000 to increase the number of authorized shares.
3.6(l) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.7(m) Certificate of Correction of Certificate of Amendment of Certificate of Incorporations filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.8(e)    Statement of Designation of Series B Convertible Preferred Stock.
3.9(e) Certificate of Increase of shares designated as Series B Convertible Preferred Stock.
3.10(f)   Statement of Designation of Series C Convertible Preferred Stock.
3.11(f)   Statement of Designation of Series D Convertible Preferred Stock.
3.12(g)   Statement of Designation of Series E Convertible Preferred Stock.
3.13(l)   Statement of Designation of Series F Convertible Preferred Stock.
3.14(h)   Restated By-Laws.
4.1 Instruments defining the rights of security holders (see Exhibits 3.1 through 3.12 and 10.7).
4.2(l)    Specimen Certificate of Common Stock, $.08 par value per share.
10.1*(a)  1986 Stock Option Plan.
10.2*(i)  1989 Stock Option Plan.
10.3*(j)  1994 Stock Option Plan.
10.4*(k)  1995 Stock Option Plan.
10.5*(j)  1997 Stock Option Plan.
10.6*(j)  1998 Stock Option Plan.
10.7(g)   Form of Series E Convertible Preferred Stock Subscription Agreement
10.8(l) Sixth Amendment to Lease dated August 14, 2000 by and between the Company and Middlesex Technology Center Trust V for the Company's principal offices.
14.1      Code of Ethics.
31.1      Certification of the Chief Executive Officer.
31.2      Certification of the Chief Financial Officer.
32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
-------------------

(a) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registration Statement on Form S-1 filed on April 17, 1987 (File No. 03313392)

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

(m) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

* Management contract or compensatory plan, contract or arrangement.


        (b) REPORTS ON FORM 8-K.

        During the last quarter of the period for which this report is filed, we did not file any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        On March 31, 2003, the Board of Directors appointed BDO Seidman, LLP, independent public accountants, to audit our financial statements for the year ended December 31, 2002 and December 31, 2003. PricewaterhouseCoopers LLP was our independent public accountants during 2001 and 2002 but did not audit our financial statements for the year ended December 31, 2002.

        Audit Fees
        ----------

        For the year ended December 31, 2003, BDO Seidman, LLP billed us $55,000 for the audit of our financial statements and for its review of our Quarterly Reports on Form 10-Q. For the year ended December 31, 2002, BDO Seidman, LLP billed us $35,000 for the audit of our financial statements, and PricewaterhouseCoopers, LLP billed us $24,000 for its review of our Quarterly Reports on Form 10-Q.

        Audit-Related Fees
        ------------------

        We did not pay any additional fees to our independent public accountants for assurance and related services during the years ended December 31, 2003 and 2002.

        Tax Fees
        --------

        BDO Seidman, LLP has billed us $4,100 for the preparation of our 2002 corporate income tax return during the year ended December 31, 2003.

        All Other Fees
        --------------

        We did not pay any additional fees to our independent public accountants for other products or services during the years ended December 31, 2003 and 2002.

            Policy on Audit Committee Pre-Approval of Audit and
            ---------------------------------------------------
            Permissible Non-Audit Services of Independent Auditors
            ------------------------------------------------------

        Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

        Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

        AUDIT services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

        AUDIT-RELATED services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

        TAX services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

        OTHER FEES are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

        Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

        The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL DATACOMPUTER, INC.


Date: March 30, 2004               By: /s/John P. Ward
                                       -------------------------------
                                       John P. Ward
                                       President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                       Capacity                               Date
----                       --------                               ----

/s/ John P. Ward           Chairman of the Board, President       March 30, 2004
----------------           and Chief Executive Officer
John P. Ward               (principal executive officer)

/s/ William R. Smart       Director                               March 30, 2004
--------------------
William R. Smart

/s/ John H. MacKinnon      Director                               March 30, 2004
---------------------
John H. MacKinnon

/s/ Gerald S. Eilberg      Director, Senior Vice President of     March 30, 2004
---------------------      Finance and Administration and
Gerald S. Eilberg          Chief Financial Officer (principal
                           financial and accounting officer)

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheets of National Datacomputer, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated deficit of approximately $17.4 million that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
Boston, Massachusetts
February 18, 2004

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,      December 31,
                                                                                         2003              2002
                                                                                     ------------      ------------
Assets
Current Assets:
      Cash                                                                           $    690,826      $    176,492
      Accounts receivable, net of allowance for doubtful accounts of
         $1,311 and $1,033 in 2003 and 2002, respectively                                  75,000            64,901
      Inventories                                                                         399,704           773,841
      Other current assets                                                                 16,022            23,925
                                                                                     ------------      ------------
         Total current assets                                                           1,181,552         1,039,159
Fixed assets, net                                                                         132,214           199,311
Capitalized software development costs, net                                               208,726           236,719
                                                                                     ------------      ------------
         Total Assets                                                                $  1,522,492      $  1,475,189
                                                                                     ============      ============
Liabilities and stockholders' equity
Current Liabilities:
      Current obligations under capital lease                                        $     20,024      $     19,950
      Note payable, current portion                                                        54,000            66,000
      Accounts payable                                                                    209,705           423,933
      Accrued payroll and related taxes                                                    58,993            87,208
      Other accrued expenses                                                              122,907            80,744
      Deferred revenues                                                                   458,976           518,533
                                                                                     ------------      ------------
         Total current liabilities                                                        924,605         1,196,368
Obligations under capital lease, net of current portion                                     9,335            27,060
                                                                                     ------------      ------------
         Total Liabilities                                                                933,940         1,223,428
                                                                                     ------------      ------------
Commitments (Note 15)

Stockholders' Equity:
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; no shares issued or outstanding                                         --                --
      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 shares issued and outstanding
         (liquidating preference of $2,400,000 )                                        2,105,832         2,105,832
      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)          834,370           834,370
      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference of $350,000)          324,639           324,639
      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference of $500,000)          273,880           273,880
      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized; no shares issued or outstanding                                         --                --
      Common stock, $0.08 par value; 30,000,000 shares authorized;
         21,302,765 and 14,760,733 shares issued and outstanding at
         Devember 31, 2003 and 2002, respectively                                       1,704,220         1,180,857
      Capital in excess of par value                                                   12,732,835        12,989,198
      Accumulated deficit                                                             (17,387,224)      (17,457,015)
      Stock subscriptions receivable (net of allowance
         for doubtful accounts of $351,269)                                                  --                --
                                                                                     ------------      ------------
         Total Stockholders' Equity                                                       588,552           251,761
                                                                                     ------------      ------------
         Total Liabilities and Stockholders' Equity                                  $  1,522,492      $  1,475,189
                                                                                     ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------
                                                                           Years Ended
                                                                  ------------------------------
                                                                  December 31,      December 31,
                                                                      2003              2002
                                                                  ------------      ------------
Revenues:
      Product                                                     $  3,079,406      $  2,459,742
      Services                                                       1,519,814         1,726,402
                                                                  ------------      ------------
          Total Revenues                                             4,599,220         4,186,144

Cost of revenues                                                     2,483,192         2,393,410
                                                                  ------------      ------------
          Gross Profit                                               2,116,028         1,792,734
                                                                  ------------      ------------
Operating expenses:
      Research and development                                         462,819           747,090
      Selling and marketing                                            382,309           642,168
      General and administrative                                       948,255         1,465,055
                                                                  ------------      ------------
                                                                     1,793,383         2,854,313
                                                                  ------------      ------------
Income (loss) from operations                                          322,645        (1,061,579)

Other income (expense):
      Interest income                                                   20,789              --
      Interest expense                                                  (6,643)           (9,235)
                                                                  ------------      ------------
Net income (loss)                                                 $    336,791      $ (1,070,814)
                                                                  ============      ============
Calculation of net income (loss) per common share:

Net income (loss)                                                 $    336,791      $ (1,070,814)
Preferred stock preferences                                           (267,000)         (267,000)
                                                                  ------------      ------------
Net income (loss) attributable to common stockholders             $     69,791      $ (1,337,814)
                                                                  ============      ============
Basic and diluted net income (loss) per share attributable to
      common stockholders                                         $       0.00      $      (0.11)
                                                                  ============      ============
Weighted average shares                                             14,778,656        12,094,707
                                                                  ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock        Preferred Stock        Preferred Stock        Preferred Stock
                                                Series B               Series C               Series D               Series E
                                          --------------------   --------------------   --------------------   --------------------
                                                  Net issuance           Net issuance           Net issuance           Net issuance
                                          Shares     price       Shares     price       Shares     price       Shares     price
                                          ------  ------------   ------  ------------   ------  ------------   ------  ------------
Balance at December 31, 2001               2,400  $  2,105,832      900  $    834,370      350  $    324,639      500  $    273,880

Net loss                                    --            --       --            --       --            --       --            --

Increase in allowance for doubtful
   accounts                                 --            --       --            --       --            --       --            --

Interest on preferred stock (Note 12)       --            --       --            --       --            --       --            --

Issuance of common stock
   in satisfaction of accrued
   interest                                 --            --       --            --       --            --       --            --
                                          ------  ------------   ------  ------------   ------  ------------   ------  ------------
Balance at December 31, 2002               2,400     2,105,832      900       834,370      350       324,639      500       273,880

Net income                                  --            --       --            --       --            --       --            --

Interest on preferred stock (Note 12)       --            --       --            --       --            --       --            --

Issuance of common stock
   in satisfaction of accrued
   interest                                 --            --       --            --       --            --       --            --
                                          ------  ------------   ------  ------------   ------  ------------   ------  ------------
Balance at December 31, 2003               2,400  $  2,105,832      900  $    834,370      350  $    324,639      500  $    273,880
                                          ======  ============   ======  ============   ======  ============   ======  ============

                                                        Common Stock
                                          ----------------------------------------
                                                                        Capital in       Stock                          Total
                                                           Par           excess      subscription    Accumulated   stockholders'
                                            Shares        value       of par value    receivable       deficit        equity
                                          ----------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001              11,115,397   $    889,230   $ 13,013,825   ($   351,269)  ($16,119,201)  $    971,306

Net loss                                        --             --             --             --       (1,070,814)    (1,070,814)

Increase in allowance for doubtful
   accounts                                     --             --             --          351,269        351,269

Interest on preferred stock (Note 12)           --             --             --             --         (267,000)      (267,000)

Issuance of common stock
   in satisfaction of accrued
   interest                                3,645,336        291,627        (24,627)          --             --          267,000
                                          ----------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002              14,760,733      1,180,857     12,989,198           --      (17,457,015)       251,761

Net income                                      --             --             --             --          336,791        336,791

Interest on preferred stock (Note 12)           --             --             --             --         (267,000)      (267,000)

Issuance of common stock
   in satisfaction of accrued
   interest                                6,542,032        523,363       (256,363)          --             --          267,000
                                          ----------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003              21,302,765   $  1,704,220   $ 12,732,835   $       --     ($17,387,224)  $    588,552
                                          ==========   ============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
                                                                                    Years Ended
                                                                            ----------------------------
                                                                            December 31,     December 31,
                                                                                2003             2002
                                                                            -----------      -----------
Cash flows from operating activities:
       Net income (loss)                                                    $   336,791      $(1,070,814)
       Adjustments to reconcile net income (loss) to net
            cash provided by (used for) operating activities:
            Increase in allowance for doubtful subscriptions receivable            --            351,269
            Depreciation and amortization                                       180,609          178,323
            Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable                     (10,099)         266,052
                 Decrease in inventories                                        376,083          369,118
                 (Decrease) increase in other current assets                      7,903           (8,995)
                 (Decrease) increase in accounts payable                       (214,228)          36,048
                 Increase (decrease) in accrued expenses                         13,948         (105,060)
                 Decrease in deferred revenues                                  (59,557)        (256,689)
                                                                            -----------      -----------
       Net cash provided by (used for) operating activities                     631,450         (240,748)
                                                                            -----------      -----------
Cash flows from investing activities:
       Purchases of fixed assets                                                (12,465)         (31,576)
       Purchase of capitalized software                                         (75,000)            --
       Additions to capitalized software development costs                         --            (62,930)
                                                                            -----------      -----------
       Net cash used for investing activities                                   (87,465)         (94,506)
                                                                            -----------      -----------
Cash flows from financing activities:
       Principal payment on note payable                                        (12,000)         (42,000)
       Principal payment on obligations
            under capital lease                                                 (17,651)         (14,898)
                                                                            -----------      -----------
       Net cash used for financing activities                                   (29,651)         (56,898)
                                                                            -----------      -----------

Net increase (decrease) in cash                                                 514,334         (392,152)
Cash, beginning of year                                                         176,492          568,644
                                                                            -----------      -----------

Cash, end of year                                                           $   690,826      $   176,492
                                                                            ===========      ===========
Supplemental Disclosure of Cash Flow Information:

       Interest paid                                                        $     6,643      $     9,235
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

2. LIQUIDITY

        The Company has incurred an accumulated deficit of approximately $17.4 million through December 31, 2003, recorded net income of approximately $0.35 million during 2003 and provided approximately $0.6 million of cash from operations during 2003. As of December 31, 2003, the Company had approximately $0.7 million in cash and working capital of approximately $0.26 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION
        -------------------

        The Company recognizes revenue upon shipment, provided persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection of the related receivable is probable.

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

        FINANCIAL INSTRUMENTS
        ---------------------

        Fair values for cash, accounts receivable, accounts and note payable approximate their carrying values at December 31, 2003 and 2002 due to their short maturities.

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

        SHIPPING AND HANDLING COSTS
        ---------------------------

        Shipping and handling costs are classified as a component of cost of goods sold. The Company accounts for shipping and handling costs passed on to customers as revenues.

        FIXED ASSETS
        ------------

        Fixed Assets are recorded at cost and depreciated over the estimated useful lives of the assets, which range from 3 to 5 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are charged to operations as incurred.

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

        NET INCOME (LOSS) PER SHARE
        ---------------------------

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

        Common share equivalents consist of 2,623,500 and 2,623,624 shares of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock at December 31, 2003 and 2002, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

        STOCK COMPENSATION
        ------------------

        The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," for disclosure only (Note 10).

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which (i) amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amend APB opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 for the year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS 148 are as follows:

                                                   Year ended      Year ended
                                                  December 31,    December 31,
                                                      2003            2002
                                                  ------------    ------------
Net income (loss):

             As reported                            $336,791      $(1,070,814)
             Pro forma                              $335,163      $(1,077,317)

Basic and diluted net income (loss) per
share attributable to common stockholders:

             As reported                              $.00          $(0.11)
             Pro forma                                $.00          $(0.11)

In calculating the pro forma effect of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999:

          o    Dividend yield of 0%;
          o    Expected volatility of 170%;
          o Risk free interest rates of 5.53% - 6.24% for options granted during the year ended December 31, 1999; and
          o    Weighted average expected option term of 10 years.

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

        COMPREHENSIVE INCOME (LOSS)
        ---------------------------

        SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income (loss) is the same as its reported net income (loss) for the years ended December 31, 2003 and 2002.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

        In November 2002, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. Revenue arrangements with multiple deliverables include arrangements, which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

        In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

        In December 2003, the FASB issued a revision to FASB Interpretation, or FIN, No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin

No. 51, CONSOLIDATED FINANCIAL Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity, or VIE, to a broader group of entities than those previously considered special-purpose entities, or SPE's, and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have an impact on the Company's financial position, results of operations, or cash flows. The Company currently does not expect the application of this interpretation with respect to other types of VIE's to have an impact on the Company's financial position, results of operations, or cash flows.

        In December 2003, the Securities and Exchange Commission, or SEC, published Staff Accounting Bulletin, or SAB, No. 104, REVENUE RECOGNITION. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have an effect on the Company's financial position, results of operations, or cash flows.

5. INVENTORIES

        Inventories consist of the following:
                                                  DECEMBER 31,     DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------

        Raw materials                               $208,592        $ 529,790
        Work-in-process                              180,868          155,200
        Finished goods                                10,244           88,851
                                                  ------------     ------------
                                                    $399,704         $773,841
                                                  ============     ============

6. FIXED ASSETS, NET

        Fixed assets consist of the following:

                                                    ESTIMATED
                                                   USEFUL LIVES   DECEMBER 31,   DECEMBER 31,
                                                    (IN YEARS)        2003           2002
                                                   ------------   ------------   ------------
        Production and engineering equipment           3-5         $664,528        $664,528
        Furniture, fixtures and office equipment        5           857,555         848,781
                                                     Life of
        Leasehold improvements                        Lease         29,749           29,749
                                                                  ------------   ------------
                                                                  $1,551,832     $1,543,058


        Less - accumulated depreciation and amortization          (1,419,618)    (1,343,747)
                                                                  ------------   ------------

                                                                    $132,214       $199,311
                                                                  ============   ============

        At December 31, 2003 and 2002, equipment under capital lease totaled $232,730. Related accumulated depreciation totaled $232,730 and $196,249, respectively, at December 31, 2003 and 2002. Depreciation expense was $77,616 and $109,559 for the years ended December 31, 2003 and 2002, respectively.

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

        Capitalized software development costs consist of the following:

                                        ESTIMATED
                                      ECONOMIC LIVES  DECEMBER 31,  DECEMBER 31,
                                        (IN YEARS)        2003          2002
                                      --------------  ------------  ------------

        Internally developed software         3         $257,913      $257,913
        Purchased software                    3          135,000        60,000
                                                      ------------  ------------
                                                        $392,913      $317,913

        Less - accumulated amortization                 (184,187)      (81,194)
                                                      ------------  ------------

                                                        $208,726      $236,719
                                                      ============  ============

        As of December 31, 2003, the Company has capitalized $257,913 of costs incurred for the development of its Windows CE operating system. The Company has capitalized $135,000 of costs associated with the purchase of software for the development of its W.I.N. Windows application, and its Wintakes application. Amortization expense was $102,993 and $68,764 for the years ended December 31, 2003 and 2002, respectively.

8. NOTE PAYABLE

        On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2003; however, the event of default was waived by the holder. At December 31, 2003, the note payable balance was $54,000.

INCOME TAXES

        Deferred tax assets are composed of the following:

                                                    DECEMBER 31,    DECEMBER 31,
                                                       2003            2002
                                                    ------------    ------------
        Net operating loss carryforwards            $3,602,000      $4,820,000
        Business tax credit carryforwards               44,000         114,000
        Other                                          277,000         240,000
                                                    ------------    ------------

        Gross deferred tax asset                    $3,923,000      $5,174,000
        Deferred tax asset valuation allowance      (3,923,000)     (5,174,000)
                                                    ------------    ------------
                                                    $      --       $      --
                                                    ============    ============

        The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                             YEAR ENDED

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2003            2002
                                                    ------------    ------------
        Statutory federal rate                          34.0%          (34.0%)
        Change in valuation allowance on
          deferred tax assets                          (34.0%)           34.0%
                                                    ------------    ------------
                                                          --               --
                                                    ============    ============

        The Company generated losses from operations in prior years. Although management's operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company's customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

        At December 31, 2003, the Company has net operating loss and tax credit carryforwards for federal tax purposes of approximately $10,250,000 and $44,000, respectively, which expire in various years through 2021 and 2011, respectively. The Company has state net operating loss carryforwards for tax purposes of approximately $1,900,000, which expire in various years through 2007.

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

        On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since stockholder approval was not obtained.

        On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan.

        A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002 is as follows:

                                    December 31, 2003        December 31, 2002
                                  ---------------------    ---------------------
                                               Weighted                 Weighted
                                                Average                  Average
                                  Number of    Exercise    Number of    Exercise
                                   Options       Price      Options       Price
                                  ---------    --------    ---------    --------

Outstanding at beginning of year   514,841       $0.80      544,949       $0.79
Granted                                --          --           -            -
Exercised                              --          --           -            -
Canceled/Expired                      (125)       1.47      (30,108)       0.69
                                  ---------    --------    ---------    --------

Outstanding at end of year         514,716       $0.80      514,841       $0.80
                                  =========    ========    =========    ========

Exercisable at end of year         488,520       $0.77      483,645       $0.77
                                  =========    ========    =========    ========


The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                  Weighted
                                                                  Average
                               Weighted average                   exercise
                                   Remaining        Number of     price of
                    Number     Contractual life,     Options      options
Exercise price   Outstanding       In years        Exercisable   Exercisable
--------------   -----------   -----------------   -----------   -----------

    $ 0.73         222,000           4.01            222,000        $0.73
    $ 0.75         250,000           5.41            245,000         0.75
    $1.47           42,716           1.76             21,520         1.47
                 -----------                       -----------   -----------
    Total          514,716                           488,520        $0.77
                 ===========                       ===========   ===========

11. COMMON STOCK

        At December 31, 2003, the Company had reserved 1,998,783 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock.

        On May 1, 2000, the Company amended its Certificate of Incorporation to increase the Company's authorized number of shares of common stock, $.08 par value per share, from 5,000,000 shares to 30,000,000 shares.

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

        The Series B, Series C, Series D, Series E, and Series F convertible preferred stock have the following characteristics:

VOTING:

        Holders of the Series B, Series C, Series D, and Series E convertible preferred stock are entitled to a number of votes equal to the number of shares of common stock into which these shares of convertible preferred stock are then convertible. All shares of convertible preferred stock are entitled to vote with the holders of common stock as a single class.

DIVIDENDS:

        Holders of the Series B, Series C, Series D, and Series E convertible preferred stock are entitled to receive dividends, when and if declared by the Company's Board of Directors, prior and in preference to common shareholders, equal to the amount of the per share dividend of common stock declared, multiplied by the number of shares of common stock into which the convertible preferred shares are then convertible.

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

        During the years ended December 31, 2003 and 2002, the Company incurred interest in the amount of $267,000 and $267,000, respectively for Series B, Series C, and Series D convertible preferred stock, for which the Company has recorded a charge to accumulated deficit. During 2003, 4,826,203 shares were issued in satisfaction of the accrued interest due for 2003 and 1,715,374 were issued in satisfaction of the accrued and unpaid interest due for 2002. During 2002, 2,804,101 were issued in satisfaction of the accrued interest due for 2002 and 841,233 were issued in satisfaction of the accrued and unpaid interest due for 2001.

LIQUIDATION PREFERENCE:

        Upon liquidation of the Company, the holders of Series B, Series C, Series D, and Series E convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

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

15. COMMITMENTS

        The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expenses under this operating lease was $243,043 and $274,629 for the years ended December 31, 2003 and 2002, respectively.

        The Company also leases certain equipment under capital leases expiring at various dates through the year 2005. The total cost of equipment recorded under these capital leases was $232,730 at December 31, 2003 and 2002. The total interest paid in connection with the capital lease obligations was $6,643 and $9,235 for 2003 and 2002, respectively.

        Minimum future lease commitments under operating and capital leases at December 31, 2003 are as follows:

                                              OPERATING    CAPITAL

                                   2004        $181,000    $24,293
                                   2005         141,000      9,104
                                              ---------    -------

        Total Minimum Lease Payments           $322,000    $33,397
                                              =========
        Less: amount representing interest                   4,038
                                                           -------

        Present Value                                      $29,359
                                                           =======

16. CONCENTRATION OF CREDIT RISK

        The Company sells its products to customers principally in the United States of America. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from one customer accounted for approximately 17% and 22% of total accounts receivable at December 31, 2003 and 2002, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

        One customer accounted for 36% of total net revenue for the year ended December 31, 2003, while the same customer plus another accounted for 27% of total net revenue for the year ended December 31, 2002.

        Export sales accounted for approximately 39% and 12% of net revenues in the years ended December 31, 2003 and 2002, respectively.