Form 10QSB
period 2004-03-31
NATIONAL DATACOMPUTER INC
filed 2004-05-17
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2004

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

                                 Yes (X) No ( )

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of May 10, 2004 was 21,639,258.
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
Item 1. Unaudited Financial Statements:

        Unaudited Balance Sheets as of March 31, 2004
         and December 31, 2003..............................................3

        Unaudited Statements of Operations for the three months ended
         March 31, 2004 and 2003............................................4

        Unaudited Statement of Stockholders' Equity for the three
           months ended March 31, 2004......................................5

        Unaudited Statements of Cash Flows for the three months ended
               March 31, 2004 and  2003.....................................6

        Notes to Unaudited Financial Statements.............................7


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................11

Item 3. Controls and Procedures............................................13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................15

Item 2. Changes in Securities and Small Business Issuer
           Purchases of Securities.........................................15

Item 3. Defaults upon Senior Securities....................................15

Item 4. Submissions of Matters to a Vote of Security Holders...............15

Item 5. Other Information..................................................15

Item 6. Exhibits and Reports on Form 8-K...................................15

Signatures.................................................................16

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                March 31,     December 31,
                                                                                                  2004            2003
                                                                                              ------------    ------------
Assets
Current Assets:
     Cash                                                                                     $    669,686    $    690,826
     Accounts receivable, net of allowance for doubtful accounts of
       $1,311 and $1,033 in 2004 and 2003, respectively                                            186,137          75,000
     Inventories                                                                                   403,334         399,704
     Other current assets                                                                           24,453          16,022
                                                                                              ------------    ------------
       Total current assets                                                                      1,283,610       1,181,552
Fixed assets, net                                                                                  120,270         132,214
Capitalized software development costs, net                                                        171,331         208,726
                                                                                              ------------    ------------
       Total Assets                                                                           $  1,575,211    $  1,522,492
                                                                                              ============    ============

Liabilities and stockholders' equity
Current Liabilities:
     Current obligations under capital lease                                                  $     20,703    $     20,024
     Note payable                                                                                   54,000          54,000
     Accounts payable                                                                              284,112         209,705
     Accrued payroll and related taxes                                                              52,113          58,993
     Other accrued expenses                                                                        112,349         122,907
     Deferred revenues                                                                             424,107         458,976
                                                                                              ------------    ------------
       Total current liabilities                                                                   947,384         924,605
Obligations under capital lease, net of current portion                                              3,778           9,335
                                                                                              ------------    ------------
       Total Liabilities                                                                           951,162         933,940
                                                                                              ------------    ------------

Commitments

Stockholders' Equity:
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; no shares issued or outstanding                                                    --              --

     Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 shares issued and outstanding
       (liquidating preference of $2,400,000 )                                                   2,105,832       2,105,832

     Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)                     834,370         834,370

     Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference of $350,000)                     324,639         324,639

     Preferred stock, Series E convertible $0.001 par value; 500 shares
       authorized, issued and outstanding (liquidating preference of $500,000)                     273,880         273,880

     Preferred stock, Series F convertible $0.001 par value; 175 shares
       authorized; no shares issued or outstanding                                                    --              --

     Common stock, $0.08 par value; 30,000,000 shares authorized; 21,639,258 and 21,302,765
       shares issued and outstanding at March 31, 2004 and December 31, 2003 respectively        1,731,139       1,704,220

     Capital in excess of par value                                                             12,772,666      12,732,835
     Accumulated deficit                                                                       (17,418,477)    (17,387,224)
     Stock subscriptions receivable(net of allowance for doubtful accounts of $351,269)               --              --
                                                                                              ------------    ------------
       Total Stockholders' Equity                                                                  624,049         588,552
                                                                                              ------------    ------------
       Total Liabilities and Stockholders' Equity                                             $  1,575,211    $  1,522,492
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                       ----------------------------
                                                         March 31,       March 31,
                                                           2004            2003
                                                       ------------    ------------
Revenues:
    Product                                            $    662,015    $    435,787
    Services                                                354,263         407,971
                                                       ------------    ------------
       Total Revenues                                     1,016,278         843,758

Cost of revenues                                            517,398         451,975
                                                       ------------    ------------

       Gross Profit                                         498,880         391,783
                                                       ------------    ------------

Operating expenses:
    Research and development                                 90,924         102,875
    Selling and marketing                                    90,174         133,608
    General and administrative                              281,090         233,628
                                                       ------------    ------------
                                                            462,188         470,111
                                                       ------------    ------------
Income (loss) from operations                                36,692         (78,328)

Other income (expense):
    Interest income                                            --               310
    Interest expense                                         (1,195)         (1,918)
                                                       ------------    ------------
Net income (loss)                                      $     35,497    $    (79,936)
                                                       ============    ============

Calculation of net income (loss) per common share:

Net income (loss)                                      $     35,497    $    (79,936)
Preferred stock preferences                                 (66,750)        (66,750)
                                                       ------------    ------------
Net loss attributable to common stockholders           $    (31,253)   $   (146,686)
                                                       ============    ============
Basic and diluted net loss per share attributable to
    common stockholders                                $      (0.00)   $      (0.01)
                                                       ============    ============
Weighted average shares                                  21,306,463      14,760,733
                                                       ============    ============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

------------------------------------------------------------------------------------------------------------------
                              Preferred Stock       Preferred Stock       Preferred Stock       Preferred Stock
                                  Series B              Series C              Series D              Series E
                            --------------------  --------------------  --------------------  --------------------
                                         Net                   Net                   Net                   Net
                                       issuance              issuance              issuance              issuance
                             Shares      price     Shares     price       Shares     price     Shares      price
                            -------  -----------  -------  -----------  --------  ----------  -------  -----------
Balance at December 31,
2003                          2,400   $2,105,832      900     $834,370       350    $324,639      500     $273,880

Net income                      --           --       --           --        --          --       --           --

Interest on preferred stock     --           --       --           --        --          --       --           --

Issuance of common stock
 in satisfaction of accrued
 interest                       --           --       --           --        --          --       --           --

                            -------  -----------  -------  -----------  --------  ----------  -------  -----------

Balance at March 31, 2004     2,400   $2,105,832      900     $834,370       350    $324,639      500     $273,880
                            =======  ===========  =======  ===========  ========  ==========  =======  ===========


---------------------------------------------------------------------------------------------
                                       Common Stock
                            ------------------------------------
                                                     Capital in                     Total
                                           Par        excess       Accumulated   stockholders'
                              Shares      value     of par value     deficit        equity
                            ----------  ----------  ------------  -------------  ----------
Balance at December 31,
2003                        21,302,765  $1,704,220   $12,732,835  ($17,387,224)    $588,552

Net income                         --          --            --         35,497      $35,497

Interest on preferred stock        --          --            --        (66,750)    ($66,750)

Issuance of common stock
 in satisfaction of accrued
 interest                      336,493      26,919        39,831            --      $66,750

                            ----------  ----------  ------------  -------------  ----------

Balance at March 31, 2004   21,639,258  $1,731,139   $12,772,666  ($17,418,477)    $624,049
                            ==========  ==========  ============  =============  ==========

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                       March 31,       March 31,
                                                                         2004            2003
                                                                     -----------     -----------
Cash flows from operating activities:
     Net income (loss)                                               $    35,497     $   (79,936)
     Adjustments to reconcile net income (loss) to net
         cash (used for) provided by operating activities:
         Depreciation and amortization                                    50,678          40,976
         Changes in assets and liabilities:
             Increase in accounts receivable                            (111,137)        (68,603)
             (Increase) decrease in inventories                           (3,630)         70,519
             (Increase) decrease in other current assets                  (8,431)          2,297
             Increase (decrease) in accounts payable                      79,057         (83,783)
             (Decrease) increase in accrued expenses                     (17,438)        114,009
             (Decrease) increase in deferred revenues                    (34,869)         74,337
                                                                     -----------     -----------
     Net cash (used for) provided by operating activities                (10,273)         69,816
                                                                     -----------     -----------

Cash flows from investing activities:
     Purchases of fixed assets                                            (5,989)           (824)
                                                                     -----------     -----------
     Net cash used for investing activities                               (5,989)           (824)
                                                                     -----------     -----------

Cash flows from financing activities:
     Principal payment on obligations
         under capital lease                                              (4,878)         (4,156)
                                                                     -----------     -----------
     Net cash used for financing activities                               (4,878)         (4,156)
                                                                     -----------     -----------

Net (decrease) increase in cash                                          (21,140)         64,836
Cash, beginning of period                                                690,826         176,492
                                                                     -----------     -----------

Cash, end of period                                                  $   669,686     $   241,328
                                                                     ===========     ===========

Supplemental Disclosure of Cash Flow Information:

     Interest paid                                                   $     1,195     $     1,918
                                                                     ===========     ===========
     Income taxes paid                                               $     9,000     $       --
                                                                     ===========     ===========
     Decrease in cost of capitalized software
         due to decrease in accounts payable                         $     4,650     $       --
                                                                     ===========     ===========

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

      LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred an accumulated deficit of approximately $17.4 million through March 31, 2004. As a result of this accumulated deficit, the report of its independent public accountant relating to the financials for 2003 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

         As of March 31, 2004, the Company had approximately $0.7 million in cash and working capital of approximately $0.3 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In order to improve its cash position, the Company has taken a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require the Company to implement further cost saving action or attempt to obtain additional financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

         The balance sheet as of December 31, 2003 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

      INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other quarter or for the full year.

      REVENUE RECOGNITION

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

      FINANCIAL INSTRUMENTS

         Fair values for cash, accounts receivable, and accounts and notes payable approximate their carrying values at March 31, 2004 and December 31, 2003 due to their short maturities.

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

      NET INCOME (LOSS) PER SHARE

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

      STOCK COMPENSATION

         The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," for disclosure only.

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

                                                          Three months ended
                                                      -------------------------
                                                       March 31,      March 31,
                                                         2004           2003
                                                      ----------     ----------
        Net income (loss):
             As reported                              $   35,497     $  (79,936)
             Pro forma                                $   35,090     $  (80,343)

        Basic and diluted net income (loss) per
        share attributable to common stockholders:
             As reported                                 $0.00         $(0.01)
             Pro forma                                   $0.00         $(0.01)


3. INVENTORIES

      Inventories consist of the following:            March 31,    December 31,
                                                         2004           2003
                                                      ----------     ----------

      Raw material                                    $  283,781     $  208,592
      Work-in-process                                     84,619        180,868
      Finished goods                                      34,934         10,244
                                                      ----------     ----------
                               Total                  $  403,334     $  399,704
                                                      ==========     ==========

    Inventories are stated at the lower of cost (first-in, first-out) or market.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

         For the three months ended March 31, 2004 (the "2004 Period"), we reported net income of $35,497, compared to a net loss of $79,936, for the three months ended March 31, 2003 (the "2003 Period").

         Total revenues for the 2004 Period increased 20% to $1,016,278 from $843,758 for the 2003 Period.

         Net product revenues for the 2004 Period were $662,015, an increase of 52% from $435,787 for the 2003 Period. The increase in net product revenues of $226,228 is primarily due to continued growth of our inventory service products, mainly the DC5. Net service revenues for the 2004 Period were $354,263, a 13% decrease as compared to $407,971 for the 2003 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

          Gross Profit for the 2004 Period was $498,880 or 49% of revenues as compared to $391,783 or 46% of revenues for the 2003 Period. The Company's two major product lines have different profit margins as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the gross profit as a percentage of revenue depending on the mix of the product sold.

         Research and development expenses for the 2004 Period decreased 12% to $90,924 from $102,875 for the 2003 Period. The decrease was attributable to the engineering cost sharing efforts with certain of the Company's customers.

         Selling and marketing expenses for the 2004 Period decreased 33% to $90,174 from $133,608 for the 2003 Period. The decrease was the result of planned reductions in sales personnel expenses of approximately $35,000, and other general cost reductions of approximately $8,000.

         General and administrative expenses for the 2004 Period increased 20% to $281,090 from $233,628 for the 2003 Period. The increase was primarily due to an increase in legal expenses associated with the successful dismissal of a litigation dispute with Infos International, Inc. and Infos Group, Inc.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2004, the Company has financed its operations primarily from operating results and working capital. At March 31, 2004, the Company had cash of $669,686 and working capital of $336,226. During the three month period ended March 31, 2004, the Company's operations used $10,273 in cash. The decrease in cash resulted primarily from an increase in trade receivables of $111,137, a decrease in deferred revenues of $34,869, and a decrease in accrued expenses of $17,438. This was offset by the Company's net income of $35,497, increased by non-cash charges for depreciation and amortization of $50,678, along with an increase in accounts payable of $79,057.

         The Company has incurred an accumulated deficit of approximately $17.4 million through March 31, 2004. As a result of this accumulated deficit, the report of its independent public accountant relating to the financials for 2003 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On March 31, 2004, we issued an aggregate 336,493 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB
      Bank) in satisfaction of an aggregate interest payment of $66,750, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933 as amended, because the transaction did not involve any public offering by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5. OTHER INFORMATION

         As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, William B. Berens joined us in March 2004 as our Vice President of Sales and Marketing. In addition, John H. MacKinnon joined our Board of Directors effective March 1, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         31.1   Certification of the Chief Executive Officer
         31.2   Certification of the Chief Financial Officer
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL DATACOMPUTER, INC.


May 17, 2004                            /s/ John P. Ward
                                        ---------------------------
                                        John P. Ward
                                        Chairman of the Board, President and
                                        Chief Executive Officer (principal
                                        executive officer)

May 17, 2004                            /s/ Gerald S. Eilberg
                                        ---------------------------
                                        Gerald S. Eilberg
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.          TITLE


   31.1      Certification of the Chief Executive Officer.

   31.2      Certification of the Chief Financial Officer.

   32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002.