Form 10QSB
period 2004-06-30
NATIONAL DATACOMPUTER INC
filed 2004-08-16
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

 (MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended: June 30, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________



                         COMMISSION FILE NUMBER 0-15885





                           NATIONAL DATACOMPUTER, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                               04-2942832
-------------------------------                                 -------------
(STATE OR OTHER JURISDICTION OF                                 (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                                IDENTIFICATION #)



                   900 MIDDLESEX TURNPIKE, BILLERICA, MA 01821
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (978) 663-7677


                        ---------------------------------


Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for
the past ninety (90) days.    Yes  [X]      No  [_]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of August 9, 2004 was 22,134,181.

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION




                                                                        Page No.
                                                                        --------
ITEM 1.   UNAUDITED FINANCIAL STATEMENTS:

          Unaudited Balance Sheets as of June 30, 2004
            and December 31, 2003............................................. 3

          Unaudited Statements of Operations for the three
            and six months ended June 30, 2004 and 2003....................... 4

          Unaudited Statement of Stockholders' Equity for
            the three and six months ended June 30, 2004...................... 5

          Unaudited Statements of Cash Flows for the six months
            ended June 30, 2004 and 2003...................................... 6

          Notes to Unaudited Financial Statements............................. 7



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................12

ITEM 3.   CONTROLS AND PROCEDURES.............................................15



                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................16

ITEM 2.   Changes in Securities and Small Business Issuer Purchases
            of Securities.....................................................16

ITEM 3.   Defaults upon Senior Securities.....................................16

ITEM 4.   Submissions of Matters to a Vote of Security Holders................16

ITEM 5.   Other Information...................................................16

ITEM 6.   Exhibits and Reports on Form 8-K....................................16


SIGNATURES....................................................................17


EXHIBIT INDEX.................................................................18

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                June 30,      December 31,
                                                                                                  2004            2003
                                                                                              ------------    ------------
Assets
Current Assets:
     Cash                                                                                     $    324,936    $    690,826
     Accounts receivable, net of allowance for doubtful accounts of
       $1,311 and $1,033 in 2004 and 2003, respectively                                            215,040          75,000
     Inventories                                                                                   351,185         399,704
     Other current assets                                                                           33,093          16,022
                                                                                              ------------    ------------
       Total current assets                                                                        924,254       1,181,552
Fixed assets, net                                                                                  145,262         132,214
Capitalized software development costs, net                                                        139,051         208,726
                                                                                              ------------    ------------
       Total Assets                                                                           $  1,208,567    $  1,522,492
                                                                                              ============    ============
Liabilities and stockholders' equity
Current Liabilities:
     Current obligations under capital lease                                                  $     17,890    $     20,024
     Note payable                                                                                   54,000          54,000
     Accounts payable                                                                              178,396         209,705
     Accrued payroll and related taxes                                                              90,431          58,993
     Other accrued expenses                                                                         62,402         122,907
     Deferred revenues                                                                             433,197         458,976
                                                                                              ------------    ------------
       Total current liabilities                                                                   836,315         924,605
Obligations under capital lease, net of current portion                                              1,512           9,335
                                                                                              ------------    ------------
       Total Liabilities                                                                           837,827         933,940
                                                                                              ------------    ------------
Commitments
Stockholders' Equity:
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; no shares issued or outstanding                                                    --              --

     Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized;
       2,400 shares issued and outstanding (liquidating preference of $2,400,000)                2,105,832       2,105,832

     Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)                     834,370         834,370

     Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference of $350,000)                     324,639         324,639

     Preferred stock, Series E convertible $0.001 par value; 500 shares
       authorized, issued and outstanding (liquidating preference of $500,000)                     273,880         273,880

     Preferred stock, Series F convertible $0.001 par value; 175 shares
       authorized; no shares issued or outstanding                                                    --              --

     Common stock, $0.08 par value; 30,000,000 shares authorized; 22,134,181 and 21,302,765
       shares issued and outstanding at June 30, 2004 and December 31, 2003 respectively         1,770,733       1,704,220

     Capital in excess of par value                                                             12,799,822      12,732,835
     Accumulated deficit                                                                       (17,738,536)    (17,387,224)
     Stock subscriptions receivable (net of allowance for doubtful accounts of $351,269)              --              --
                                                                                              ------------    ------------
       Total Stockholders' Equity                                                                  370,740         588,552
                                                                                              ------------    ------------
       Total Liabilities and Stockholders' Equity                                             $  1,208,567    $  1,522,492
                                                                                              ============    ============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months                     Six Months
                                                         Ended                            Ended
                                              ----------------------------    ----------------------------
                                                June 30,        June 30,        June 30,        June 30,
                                                  2004            2003            2004            2003
Revenues:
    Product revenue                           $    284,061    $    733,170    $    946,076    $  1,168,957
    Service and other revenue                      327,922         375,009         682,185         782,980
                                              ------------    ------------    ------------    ------------

                                                   611,983       1,108,179       1,628,261       1,951,937

Cost of sales and services                         421,034         544,092         938,432         996,067
                                              ------------    ------------    ------------    ------------

                                                   190,949         564,087         689,829         955,870
                                              ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                        86,677         136,427         177,601         239,302
    Selling and marketing                          116,128          82,304         206,302         215,912
    General and administrative                     242,613         226,176         523,703         459,804
                                              ------------    ------------    ------------    ------------

                                                   445,418         444,907         907,606         915,018
                                              ------------    ------------    ------------    ------------

Income (loss) from operations                     (254,469)        119,180        (217,777)         40,852

Other income (expense):
    Other income                                     2,155          20,479           2,155          20,789
    Interest expense                                  (995)         (1,767)         (2,190)         (3,685)
                                              ------------    ------------    ------------    ------------

Net income (loss)                             $   (253,309)   $    137,892    $   (217,812)   $     57,956
                                              ============    ============    ============    ============


Calculation of net income (loss) per common share and dilutive share equivalents:


Net income (loss)                             $   (253,309)   $    137,892    $   (217,812)   $     57,956
Interest on preferred stock                        (66,750)        (66,750)       (133,500)       (133,500)
                                              ------------    ------------    ------------    ------------

Net income (loss) attributable to
    common shareholders                       $   (320,059)   $     71,142    $   (351,312)   $    (75,544)
                                              ============    ============    ============    ============

Basic and diluted net loss per share          $      (0.01)   $       0.00    $      (0.02)   $      (0.01)
                                              ============    ============    ============    ============

Weighted average shares                         21,742,594      14,760,733      21,831,546      14,760,733
                                              ============    ============    ============    ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

------------------------------------------------------------------------------------------------------------------
                              Preferred Stock       Preferred Stock       Preferred Stock       Preferred Stock
                                  Series B              Series C              Series D              Series E
                            --------------------  --------------------  --------------------  --------------------
                                         Net                   Net                   Net                   Net
                                       issuance              issuance              issuance              issuance
                             Shares      price     Shares     price       Shares     price     Shares      price
                            -------  -----------  -------  -----------  --------  ----------  -------  -----------
Balance at December 31,
2003                          2,400   $2,105,832      900     $834,370       350    $324,639      500     $273,880

Net income                      --           --       --           --        --          --       --           --

Interest on preferred stock     --           --       --           --        --          --       --           --

Issuance of common stock
 in satisfaction of accrued
 interest                       --           --       --           --        --          --       --           --

                            -------  -----------  -------  -----------  --------  ----------  -------  -----------

Balance at March 31, 2004     2,400   $2,105,832      900     $834,370       350    $324,639      500     $273,880
                            -------  -----------  -------  -----------  --------  ----------  -------  -----------

Net loss                        --           --       --           --        --          --       --           --

Interest on preferred stock     --           --       --           --        --          --       --           --

Issuance of common stock
 in satisfaction of accrued
 interest                       --           --       --           --        --          --       --           --

                            -------  -----------  -------  -----------  --------  ----------  -------  -----------

Balance at June 30, 2004      2,400   $2,105,832      900     $834,370       350    $324,639      500     $273,880
                            =======  ===========  =======  ===========  ========  ==========  =======  ===========


---------------------------------------------------------------------------------------------
                                       Common Stock
                            ------------------------------------
                                                     Capital in                     Total
                                           Par        excess       Accumulated   stockholders'
                              Shares      value     of par value     deficit        equity
                            ----------  ----------  ------------  -------------  ----------
Balance at December 31,
2003                        21,302,765  $1,704,220   $12,732,835  ($17,387,224)    $588,552

Net income                         --          --            --         35,497      $35,497

Interest on preferred stock        --          --            --        (66,750)    ($66,750)

Issuance of common stock
 in satisfaction of accrued
 interest                      336,493      26,919        39,831            --      $66,750

                            ----------  ----------  ------------  -------------  ----------

Balance at March 31, 2004   21,639,258  $1,731,139   $12,772,666  ($17,418,477)    $624,049
                            ----------  ----------  ------------  -------------  ----------

Net loss                           --          --            --        (253,309)  ($253,309)

Interest on preferred stock        --          --            --         (66,750)   ($66,750)

Issuance of common stock
 in satisfaction of accrued
 interest                      494,923      39,594        27,156            --      $66,750

                            ----------  ----------  ------------  -------------  ----------

Balance at June 30, 2004    22,134,181  $1,770,733   $12,799,822   ($17,738,536)   $370,740
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                           ----------------------------
                                                             June 30,        June 30,
                                                               2004            2003
                                                           ------------    ------------
Cash flows from operating activities:
     Net (loss) income                                     $   (217,812)   $     57,956
     Adjustments to reconcile net (loss) income to net
         cash used for operating activities:
         Depreciation and amortization                          101,322          82,220
         Changes in assets and liabilities:
             Increase in accounts receivable                   (140,040)       (347,383)
             Decrease in inventories                             48,519         136,510
             (Increase) decrease in other current assets        (17,071)          3,892
             Decrease in accounts payable                       (26,659)        (58,904)
             (Decrease) increase in accrued expenses            (29,068)         42,340
             (Decrease) increase in deferred revenues           (25,779)          7,678
                                                           ------------    ------------
     Net cash used for operating activities                    (306,588)        (75,691)
                                                           ------------    ------------

Cash flows from investing activities:
     Purchases of fixed assets                                  (49,345)         (6,993)
                                                           ------------    ------------
     Net cash used for investing activities                     (49,345)         (6,993)
                                                           ------------    ------------

Cash flows from financing activities:
     Principal payment on obligations
         under capital lease                                     (9,957)         (8,462)
                                                           ------------    ------------
     Net cash used for financing activities                      (9,957)         (8,462)
                                                           ------------    ------------

Net decrease in cash                                           (365,890)        (91,146)
Cash, beginning of period                                       690,826         176,492
                                                           ------------    ------------

Cash, end of period                                        $    324,936    $     85,346
                                                           ============    ============

Supplemental Disclosure of Cash Flow Information:

     Interest paid                                         $      2,190    $      3,685
                                                           ============    ============
     Income taxes paid                                     $     15,050    $       --
                                                           ============    ============
     Decrease in cost of capitalized software
         due to decrease in accounts payable               $      4,650    $       --
                                                           ============    ============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     National Datacomputer, Inc. (the "Company") designs, develops, manufactures, sells and services computerized systems used to automate the collection, processing and communication of information related to product sales, distribution and inventory control. The Company's products and services include data communications networks, application-specific software, hand-held computers and related peripherals, as well as associated training and support services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred an accumulated deficit of approximately $17.7 million through June 30, 2004. As a result of this accumulated deficit, the report of its independent public accountants relating to the financials for 2003 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     As of June 30, 2004, the Company had approximately $0.3 million in cash and working capital of approximately $0.1 million. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INTERIM PERIODS
---------------

     In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

FINANCIAL INSTRUMENTS
---------------------

     Fair values for cash, accounts receivable, and accounts and notes payable approximate their carrying values at June 30, 2004 and December 31, 2003 due to their short maturities.

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

NET INCOME (LOSS) PER SHARE
---------------------------

     Basic net (loss) income per share is computed by dividing net (loss) income, after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive common share equivalents outstanding during the period.

     Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net
(loss) income to determine the amount of net (loss) income attributable to common stockholders.

STOCK-BASED COMPENSATION
------------------------

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

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             ------------------------------      ------------------------------
                                               June 30,          June 30,          June 30,          June 30,
                                                 2004              2003              2004              2003
                                             ------------      ------------      ------------      ------------
     Net (loss) income:
          As reported                        $   (253,309)     $    137,892      $   (217,812)     $     57,956
          Pro forma                          $   (253,716)     $    137,485      $   (218,626)     $     57,142

     Basic and diluted net (loss) income
     per share attributable to common
     stockholders:
          As reported                        $      (0.01)     $       0.00      $      (0.02)     $      (0.01)
          Pro forma                          $      (0.01)     $       0.00      $      (0.02)     $      (0.01)

3.   INVENTORIES

     Inventories consist of the following:     JUNE 30,        DECEMBER 31,
                                                 2004              2003
                                             ------------      ------------
     Raw material                            $    176,618      $    208,592
     Work-in-process                               97,709           180,868
     Finished goods                                76,858            10,244
                                             ------------      ------------
          Total                              $    351,185      $    399,704
                                             ============      ============

     The amounts shown above are net of inventory reserves of $615,846 and $614,845 as of June 30, 2004 and December 31, 2003, respectively. Inventories are stated at the lower of cost (first-in, first-out) or market.

4.   PARTNERSHIP

     On June 1, 2004, the Company announced the signing of a distribution agreement with Micronet LTD., giving the Company exclusive rights to market, sell and support an innovative and comprehensive mobile accounting software solution throughout the United States, Canada and Mexico, subject to the Company meeting annual sales quotas as defined. The agreement enables the Company to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution, which reduces costs, increases sales, tracks operations more accurately, and enhances customer service. The new software, named RouteRider(R) LE, enables seamless integration of any host environment to mobile computers running on any wireless handheld device that supports Microsoft's Pocket PC or Windows CE.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

     For the three months ended June 30, 2004 (the "2004 Period"), we reported a net loss of $253,309 compared to a net income of $137,892, for the three months ended June 30, 2003 (the "2003 Period").

     Total revenues for the 2004 Period decreased 45% to $611,983 from $1,108,179 for the 2003 Period.

     Net product revenues for the 2004 Period were $284,061, a decrease of 61% from $733,170 for the 2003 Period. The decrease in net product revenues of $449,109 is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced requirements from one of our major customers. Net service revenues for the 2004 Period were $327,922, a 13% decrease as compared to $375,009 for the 2003 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

     Gross Profit for the 2004 Period was $190,949 or 31% of revenues as compared to $564,087 or 51% of revenues for the 2003 Period. The decrease in gross profit reflects the overall decrease in sales.

     Research and development expenses for the 2004 Period decreased 36% to $86,677 from $136,427 for the 2003 Period. The decrease was attributable to the engineering cost sharing efforts with certain of the Company's customer for the development and construction of automated test fixtures for each of our inventory products.

     Selling and marketing expenses for the 2004 Period increased 41% to $116,128 from $82,304 for the 2003 Period. The increase was primarily attributable to the hiring of our new Vice President of Sales plus field sales personnel necessary to support the Company's latest software offering RouteRider LE.

     General and administrative expenses for the 2004 Period increased 7% to $242,613 from $226,176 for the 2003 Period.

     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

     For the six months ended June 30, 2004 (the "2004 Period"), we reported a net loss of $217,812, compared to a net income of $57,956, for the six months ended June 30, 2003 (the "2003 Period").

     Net product revenues for the 2004 Period were $946,076, a decrease of 19% from $1,168,957 for the 2003 Period. The decrease in net product revenues of $222,881 is primarily due to decreased shipments of our inventory service products. Net service revenue for the 2004 Period were $682,185, a decrease of 13% from $782,980 for the 2003 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

     Gross Profit for the 2004 Period was $689,829 or 42% of revenues as compared to $955,870 or 49% of revenues for the 2003 Period. The decrease in gross profit reflects the overall decrease in sales.

     Research and development expenses for the 2004 Period decreased 26% to $177,601 from $239,302 for the 2003 Period. The decrease was attributable to the engineering cost sharing efforts with certain of the Company's customer for the development and construction of automated test fixtures for each of our inventory products.

     Selling and marketing expenses for the 2004 Period decreased 4% to $206,302 from $215,912 for the 2003 Period. The decrease was primarily attributable to decreased professional fees.

     General and administrative expenses for the 2004 Period increased 14% to $523,703 from $459,804 for the 2003 Period. The increase was primarily due to an increase in legal expenses associated with the dismissal of a litigation dispute with Infos International, Inc. and Infos Group, Inc. and the negotiation of a distribution agreement with Micronet LTD.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $306,588 and $75,691 for operations for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the Company's principal operating cash requirements were to fund its loss from operations, an increase in accounts receivable and prepaid expenses, along with a decrease in accounts payable, accrued expenses and deferred revenues. For the six months ended June 30, 2003, the Company's principal operating cash requirements were to fund its increase in accounts receivable, and a decrease in accounts payable, partially offset by a decrease in inventory, an increase in accrued expenses, and net income from operations.

     The Company used cash of $49,345 and $6,993 for investing activities for the six months ended June 30, 2004 and 2003, respectively. In each six-month period, the cash was used for the purchase of capital equipment. As of June 30, 2004, the Company has no material commitments for capital expenditures.

     The Company used cash of $9,957 and $8,462 for financing activities for the six months ended June 30, 2004 and 2003, respectively. In each six-month period, the cash was used to make payments on obligations under capital leases.

     As of June 30, 2004, the Company had $324,936 in cash and working capital of $87,939, compared to $85,346 in cash and negative working capital of $30,542 as of June 30, 2003.

     The Company has incurred an accumulated deficit of approximately $17.7 million through June 30, 2004. As a result of this accumulated deficit, the report of its independent public accountants relating to the financials for 2003 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

     In order to improve its cash position, the Company has taken a number of steps to control its operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require the Company to implement further cost saving action or attempt to obtain additional financing.

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


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     On June 11, 2004, we issued an aggregate 494,923 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB Bank) in satisfaction of an aggregate interest payment of $66,750, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933 as amended, because the transaction did not involve any public offering by the Company.


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



                                                NATIONAL DATACOMPUTER, INC.


August 16, 2004                                 /s/ John P. Ward
                                                ----------------
                                                John P. Ward
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer (principal executive
                                                officer)



August 16, 2004                                 /s/ Gerald S. Eilberg
                                                ---------------------
                                                Gerald S. Eilberg
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)

                                  EXHIBIT INDEX









EXHIBIT NO.                         TITLE
-----------                         -----


31.1    Certification of the Chief Executive Officer.

31.2    Certification of the Chief Financial Officer.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.