Form 10QSB
period 2004-09-30
NATIONAL DATACOMPUTER INC
filed 2004-11-15
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2004

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

                                 Yes [X] No [ ]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of November 9, 2004 was 22,134,181.
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1. UNAUDITED FINANCIAL STATEMENTS:

        Unaudited Balance Sheets as of September 30, 2004
         and December 31, 2003..............................................3

        Unaudited Statements of Operations for the three and
         nine months ended September 30, 2004 and 2003......................4

        Unaudited Statement of Stockholders' Equity for the
         three and nine months ended September 30, 2004.....................5

        Unaudited Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003........................................6

        Notes to Unaudited Financial Statements.............................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................12

ITEM 3. CONTROLS AND PROCEDURES............................................16

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................17

ITEM 2. Changes in Securities and Small Business
         Issuer Purchases of Securities....................................17

ITEM 3. Defaults upon Senior Securities....................................17

ITEM 4. Submissions of Matters to a Vote of Security Holders...............17

ITEM 5. Other Information..................................................17

ITEM 6. Exhibits...........................................................17

SIGNATURES.................................................................18

EXHIBIT INDEX..............................................................19

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------


                                                                                September 30,   December 31,
                                                                                    2004            2003
                                                                                ------------    ------------
Assets
Current Assets:
    Cash                                                                        $    161,457    $    690,826
    Accounts receivable, net of allowance for doubtful accounts of
      $1,311 and $1,033 in 2004 and 2003, respectively                               267,979          75,000
    Inventories                                                                      242,244         399,704
    Other current assets                                                              20,379          16,022
                                                                                ------------    ------------
      Total current assets                                                           692,059       1,181,552
Fixed assets, net                                                                    137,769         132,214
Capitalized software development costs, net                                          106,761         208,726
                                                                                ------------    ------------
      Total Assets                                                              $    936,589    $  1,522,492
                                                                                ============    ============

Liabilities and stockholders' equity
Current Liabilities:
    Current obligations under capital lease                                     $     17,244    $     20,024
    Note payable                                                                      54,000          54,000
    Accounts payable                                                                 181,934         209,705
    Accrued payroll and related taxes                                                 68,891          58,993
    Other accrued expenses                                                            77,342         122,907
    Deferred revenues                                                                311,475         458,976
                                                                                ------------    ------------
      Total current liabilities                                                      710,886         924,605
Obligations under capital lease, net of current portion                               12,325           9,335
                                                                                ------------    ------------
      Total Liabilities                                                              723,211         933,940
                                                                                ------------    ------------

Commitments

Stockholders' Equity:
    Preferred stock, Series A convertible, $0.001 par value; 20 shares
      authorized; no shares issued or outstanding                                       --              --

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400  shares issued and outstanding
      (liquidating preference of $2,400,000 )                                      2,105,832       2,105,832

    Preferred stock, Series C convertible $0.001 par value; 900 shares
      authorized, issued and outstanding (liquidating preference of $900,000)        834,370         834,370

    Preferred stock, Series D convertible $0.001 par value; 350 shares
      authorized, issued and outstanding (liquidating preference of $350,000)        324,639         324,639

    Preferred stock, Series E convertible $0.001 par value; 500 shares
      authorized, issued and outstanding (liquidating preference of $500,000)        273,880         273,880

    Preferred stock, Series F convertible $0.001 par value; 175 shares
      authorized; no shares issued and outstanding                                      --              --

    Common stock, $0.08 par value; 30,000,000 shares authorized; 22,134,181 and 21,302,765 shares issued and outstanding at September 30, 2004 and
      December 31, 2003                                                            1,770,733       1,704,220

    Capital in excess of par value                                                12,866,572      12,732,835
    Accumulated deficit                                                          (17,962,648)    (17,387,224)
    Stock subscriptions receiva(net of allowance for doubtful accounts
      of $351,269)                                                                      --              --
                                                                                ------------    ------------
      Total Stockholders' Equity                                                     213,378         588,552
                                                                                ------------    ------------
      Total Liabilities and Stockholders' Equity                                $    936,589    $  1,522,492
                                                                                ============    ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------------------------------------

                                                        Third Quarter                    Nine Months
                                                            Ended                          Ended
                                                ----------------------------    ----------------------------
                                                September 30,   September 30,   September 30,   September 30,
                                                    2004            2003            2004            2003
Revenues
    Product revenue                             $    488,929    $    939,598    $  1,435,005    $  2,108,555
    Service and other revenue                        306,575         377,380         988,760       1,160,360
                                                ------------    ------------    ------------    ------------
                                                     795,504       1,316,978       2,423,765       3,268,915

Cost of sales and services                           500,647         741,849       1,439,079       1,737,916
                                                ------------    ------------    ------------    ------------

      Gross Profit                                   294,857         575,129         984,686       1,530,999
                                                ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                          89,409         117,818         267,010         357,120
    Selling and marketing                            143,290          84,335         349,592         300,247
    General and administrative                       219,113         230,489         742,816         690,293
                                                ------------    ------------    ------------    ------------

                                                     451,812         432,642       1,359,418       1,347,660
                                                ------------    ------------    ------------    ------------
Income (loss) from operations                       (156,955)        142,487        (374,732)        183,339

Other income (expense):
    Other income                                         894            --             3,049          20,789
    Interest expense                                  (1,301)         (1,571)         (3,491)         (5,256)
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $   (157,362)   $    140,916    $   (375,174)   $    198,872
                                                ============    ============    ============    ============


Calculation of net income (loss) per common share and dilutive share equivalents:

Net income (loss)                               $   (157,362)   $    140,916    $   (375,174)   $    198,872
Interest on preferred stock                          (66,750)        (66,750)       (200,250)       (200,250)
                                                ------------    ------------    ------------    ------------

Net income (loss) attributable to
    common shareholders                         $   (224,112)   $     74,166    $   (575,424)   $     (1,378)
                                                ============    ============    ============    ============

Basic and diluted net income (loss) per share   $      (0.01)   $       0.01    $      (0.03)   $      (0.00)
                                                ============    ============    ============    ============

Weighted average shares                           22,134,181      14,760,733      21,831,546      14,760,733
                                                ============    ============    ============    ============

                   The accompanying notes are an integral part
                 of these unaudited interim financial statements

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                   Preferred Stock         Preferred Stock         Preferred Stock         Preferred Stock
                                       Series B                Series C                Series D                Series E
                                ---------------------   ---------------------   ---------------------   ---------------------

                                         Net issuance            Net issuance            Net issuance            Net issuance
                                Shares      price       Shares      price       Shares       price      Shares        price
                                ------   ------------   ------   ------------   ------   ------------   ------   ------------
Balance at December 31, 2003     2,400   $  2,105,832      900   $    834,370      350   $    324,639      500   $    273,880

Net income                        --             --       --             --       --             --       --             --

Interest on preferred stock       --             --       --             --       --             --       --             --

Issuance of common stock
   in satisfaction of accrued
   interest                       --             --       --             --       --             --       --             --
                                ------   ------------   ------   ------------   ------   ------------   ------   ------------
Balance at March 31, 2004        2,400   $  2,105,832      900   $    834,370      350   $    324,639      500   $    273,880

Net loss                          --             --       --             --       --             --       --             --

Interest on preferred stock       --             --       --             --       --             --       --             --

Issuance of common stock
   in satisfaction of accrued
   interest                       --             --       --             --       --             --       --             --
                                ------   ------------   ------   ------------   ------   ------------   ------   ------------

Balance at June 30, 2004         2,400   $  2,105,832      900   $    834,370      350   $    324,639      500   $    273,880

Net loss                          --             --       --             --       --             --       --             --

Interest on preferred stock       --             --       --             --       --             --       --             --

Issuance of common stock
   in satisfaction of accrued
   interest                       --             --       --             --       --             --       --             --
                                ------   ------------   ------   ------------   ------   ------------   ------   ------------
Balance at September 30, 2004    2,400   $  2,105,832      900   $    834,370      350   $    324,639      500   $    273,880
                                ======   ============   ======   ============   ======   ============   ======   ============


                                             Common Stock
                                --------------------------------------
                                                           Capital in                       Total
                                               Par           excess       Accumulated   stockholders'
                                  Shares       value      of par value      deficit        equity
                                ----------   ----------   ------------   ------------   ------------

Balance at December 31, 2003    21,302,765   $1,704,220   $ 12,732,835   ($17,387,224)  $    588,552

Net income                            --           --             --           35,497   $     35,497

Interest on preferred stock           --           --             --          (66,750)  ($    66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                        336,493       26,919         39,831           --     $     66,750
                                ----------   ----------   ------------   ------------   ------------
Balance at March 31, 2004       21,639,258   $1,731,139   $ 12,772,666   ($17,418,477)  $    624,049

Net loss                              --           --             --         (253,309)  ($   253,309)

Interest on preferred stock           --           --             --          (66,750)  ($    66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                        494,923       39,594         27,156           --     $     66,750
                                ----------   ----------   ------------   ------------   ------------

Balance at June 30, 2004        22,134,181   $1,770,733   $ 12,799,822   ($17,738,536)  $    370,740

Net loss                              --           --             --         (157,362)  ($   157,362)

Interest on preferred stock           --           --             --          (66,750)  ($    66,750)

Issuance of common stock
   in satisfaction of accrued
   interest                           --           --           66,750           --     $     66,750
                                ----------   ----------   ------------   ------------   ------------
Balance at September 30, 2004   22,134,181   $1,770,733   $ 12,866,572   ($17,962,648)  $    213,378
                                ==========   ==========   ============   ============   ============

                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                               ----------------------------

                                                               September 30,   September 30,
                                                                   2004            2003
                                                               ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                         $ (375,174)     $  198,872
      Adjustments to reconcile net (loss) income to net
          cash (used for) provided by operating activities:
          Depreciation and amortization                            154,522         126,938
          Changes in assets and liabilities:
              Increase in accounts receivable                     (192,979)       (179,012)
              Decrease in inventories                              157,460         182,077
              (Increase) decrease in other current assets           (4,357)          4,674
              Decrease in accounts payable                         (23,121)       (119,587)
              (Decrease) increase in accrued expenses              (35,667)         26,559
              (Decrease) in deferred revenues                     (147,501)        (75,097)
                                                                ----------      ----------
      Net cash (used for) provided by operating activities        (466,817)        165,424
                                                                ----------      ----------

Cash flows from investing activities:
      Purchases of fixed assets                                    (46,903)        (10,400)
                                                                ----------      ----------
      Net cash used for investing activities                       (46,903)        (10,400)
                                                                ----------      ----------

Cash flows from financing activities:
      Principal payment on obligations
          under capital lease                                      (15,649)        (12,963)
                                                                ----------      ----------
                                                                ----------      ----------
      Net cash used for financing activities                       (15,649)        (12,963)
                                                                ----------      ----------

Net (decrease) increase in cash                                   (529,369)        142,061
Cash, beginning of period                                          690,826         176,492
                                                                ----------      ----------

Cash, end of period                                             $  161,457      $  318,553
                                                                ==========      ==========

Supplemental Disclosure of Cash Flow Information:

      Purchase of property and equipment  under capital lease   $   15,859      $     --
                                                                ==========      ==========
      Interest paid                                             $    3,491      $    5,256
                                                                ==========      ==========
      Income taxes paid                                         $    5,980      $     --
                                                                ==========      ==========
      Decrease in cost of capitalized software
          due to decrease in accounts payable                   $    4,650      $     --
                                                                ==========      ==========

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred an accumulated deficit of approximately $18.0 million through September 30, 2004. As a result of this accumulated deficit, the report of its independent public accountants relating to the financials for 2003 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     As of September 30, 2004, the Company had approximately $0.2 million in cash. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INTERIM PERIODS

     In the opinion of the Company, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

FINANCIAL INSTRUMENTS

     Fair values for cash, accounts receivable, and accounts and notes payable approximate their carrying values at September 30, 2004 and December 31, 2003 due to their short maturities.

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

NET (LOSS) INCOME PER SHARE

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which (i) amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 for the year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS 148 are as follows:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                  ---------------------    ---------------------

                                   Sept 30,    Sept 30,     Sept 30,    Sept 30,
                                     2004        2003         2004        2003
                                  ---------    --------    ---------    --------

Net (loss) income:
     As reported                  $(157,362)   $140,916    $(375,174)   $198,872
     Pro forma                    $(157,769)   $140,508    $(376,395)   $197,651

Basic and diluted net (loss)
 income per share attributable
 to common stockholders:
     As reported                    $(0.01)     $0.00        $(0.03)      $0.00
     Pro forma                      $(0.01)     $0.00        $(0.03)      $0.00


3. INVENTORIES

Inventories consist of the following:              SEPT 30,     DECEMBER 31,
                                                     2004           2003
                                                   --------     -----------

Raw material                                       $174,268      $208,592
Work-in-process                                      30,652       180,868
Finished goods                                                     10,244
                                                     37,324
                                                   --------      --------

                   Total                           $242,244      $399,704
                                                   ========      ========


Inventories are stated at the lower of cost (first-in, first-out) or market.

4. DISTRIBUTION AGREEMENT

On June 1, 2004, the Company announced the signing of a distribution agreement with Micronet LTD, giving the Company exclusive rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico, subject to the Company meeting annual sales quotas as defined. The agreement enables the Company to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service. The new software, named RouteRider(R) LE, enables seamless integration of any host environment to mobile computers running on any wireless hand-held device that supports Microsoft's Pocket PC or Windows CE. RouteRider(R) LE contains middleware products designed to provide near instantaneous information of operations without the need to request this information from the host. These middleware products run on Windows 2000 or Windows XP Pro operating systems.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Our mission is to provide solutions through the use of mobile information systems in the distribution and inventory control areas of the product supply chain. We design, manufacture, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, hand-held computers, related peripherals, and accessories. We were organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. Since that time we have delivered hardware and software solutions to the distribution and inventory audit markets we have targeted.

     Our hand-held Datacomputer computers include a microprocessor, keyboard, LCD displays, and full alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock resistant, and operate over a wide temperature range. Our current generation Datacomputer, the DC5, was launched in the beginning of 2001 into the Inventory Audit Specialist marketplace. The DC5 is designed as a rugged, Microsoft Windows CE based mobile Datacomputer with optional radio frequency
(RF) connectivity to provide fast, real-time, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory data collection and management.

     Our Datacomputer model DC4 can be equipped with our RouteRIDER(R) software, which is designed to be a powerful but easy-to-use route accounting system that can be customized for customers based on the way they run their businesses. RouteRIDER(R) equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem. On June 1, 2004, we announced the signing of a distribution agreement with Micronet LTD, giving us exclusive rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico, subject to our meeting annual sales quotas as defined. The agreement enables us to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service. The new software, named RouteRider(R) LE, enables seamless integration of any host environment to mobile computers running on any wireless hand-held device that supports Microsoft's Pocket PC or Windows CE, while incorporating cell phone and Internet communications.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

     For the three months ended September 30, 2004 (the "2004 Period"), we reported a net loss of $157,362 compared to a net income of $140,916, for the three months ended September 30, 2003 (the "2003 Period").

     Total revenues for the 2004 Period decreased 40% to $795,504 from $1,316,978 for the 2003 Period.

     Net product revenues for the 2004 Period were $488,929, a decrease of 48% from $939,598 for the 2003 Period. The decrease in net product revenues of $450,669 is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced demands from two of our major customers. Net service revenues for the 2004 Period were $306,575, a 19% decrease as compared to $377,380 for the 2003 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

     Gross Profit for the 2004 Period was $294,857 or 37% of revenues as compared to $575,129 or 44% of revenues for the 2003 Period. The decrease in gross profit reflects the overall decrease in sales.

     Research and development expenses for the 2004 Period decreased 24% to $89,409 from $117,818 for the 2003 Period. The decrease is the result of planned reductions in the use of outside subcontractors due to diminished spending on internally developed product software.

     Selling and marketing expenses for the 2004 Period increased 70% to $143,290 from $84,335 for the 2003 Period. The increase is primarily due to increased marketing expenses along with increased sales personnel and travel related to the launching of RouteRider LE, our new mobile route accounting solution.

     General and administrative expenses for the 2004 Period decreased 5% to $219,113 from $230,489 for the 2003 Period. The decrease is the result of lower costs for legal and professional services.

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

     For the nine months ended September 30, 2004 (the "2004 Period"), we reported a net loss of $375,174, compared to a net income of $198,872, for the nine months ended September 30, 2003 (the "2003 Period").

     Net product revenues for the 2004 Period were $1,435,005, a decrease of 32% from $2,108,555 for the 2003 Period. The decrease in net product revenues is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced requirements from two of our major customers. Net service revenue for the 2004 Period were $988,760, a decrease of 15% from $1,160,360 for the 2003 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

     Gross Profit for the 2004 Period was $984,686 or 41% of revenues as compared to $1,530,999 or 47% of revenues for the 2003 Period. The decrease in gross profit reflects the overall decrease in sales.

     Research and development expenses for the 2004 Period decreased 25% to $267,010 from $357,120 for the 2003 Period. The decrease was primarily attributable to the capitalization of engineering cost incurred in the development and construction of automated test fixtures for each of our inventory products.

     Selling and marketing expenses for the 2004 Period increased 16% to $349,592 from $300,247 for the 2003 Period. The increase is primarily due to increased marketing expenses along with increased sales personnel and travel related to the launching of RouteRider LE, our new mobile route accounting solution.

     General and administrative expenses for the 2004 Period increased 8% to $742,816 from $690,293 for the 2003 Period. The increase was primarily due to an increase in legal expenses associated with the dismissal of a litigation dispute with Infos International, Inc. and Infos Group, Inc. and the negotiation of a distribution agreement with Micronet LTD.

     LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $466,817 and provided cash of $165,424 from operations for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, our principal operating cash requirements were to fund our loss from operations, along with an increase in accounts receivable, a decrease in accounts payable, accrued expenses and deferred revenues, partially offset by a decrease in inventory and non-cash charges for depreciation and amortization. For the nine months ended September 30, 2003, our principal operating cash requirements were to fund our increase in trade receivable and decrease in accounts payable and deferred revenue, offset by a decrease in inventory along with net income from operations.

     We used cash of $46,903 and $10,400 for investing activities for the nine months ended September 30, 2004 and 2003, respectively. In each nine-month period, the cash was used for the purchase of capital equipment. As of September 30, 2004, we had no material commitments for capital expenditures.

     We used cash of $15,649 and $12,963 for financing activities for the nine months ended September 30, 2004 and 2003, respectively. In each nine-month period, the cash was used to make payments on obligations under capital leases.

     We incurred an accumulated deficit of approximately $18.0 million through September 30, 2004. As a result of this accumulated deficit, the report of our independent public accountants relating to the financials for 2003 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to obtain additional financing, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about our ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In order to improve our cash position, we have taken a number of steps to control our operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing.

     We maintain adequate levels of inventory and have not experienced any interruption of supplies or services from vendors.

SECURITIES LITIGATION REFORM ACT

     The foregoing discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this report.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law

ITEM 3.

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

     Not Applicable.

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

(b) Reports on Form 8-K

     On October 8, 2004, we filed a Current Report on Form 8-K regarding the election of a new director.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL DATACOMPUTER, INC.


November 13, 2004                         /s/ John P. Ward
                                          --------------------
                                          John P. Ward
                                          Chairman of the Board, President and
                                          Chief Executive Officer (principal
                                          executive officer)

November 13, 2004                         /s/ Gerald S. Eilberg
                                          -------------------------
                                          Gerald S. Eilberg
                                          Chief Financial Officer (principal
                                          financial and accounting officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                       TITLE

   31.1        Certification of the Chief Executive Officer.

   31.2        Certification of the Chief Financial Officer.

   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.