Form 10KSB
period 2004-12-31
NATIONAL DATACOMPUTER INC
filed 2005-04-15
CIK 812880

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

                                 Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant had revenues of approximately $3.3 million during the fiscal year ended December 31, 2004. As of April 04, 2005, 22,134,181 shares of the registrant's common stock, $0.08 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $2,099,006 based on an average bid and asked price of $0.095 per share as reported by the OTC Bulletin Board.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                                TABLE OF CONTENTS


PART I                                                                      PAGE

         Item 1:   Description of Business                                    2
         Item 2:   Description of Property                                   10
         Item 3:   Legal Proceedings                                         10
         Item 4:   Submission of Matters to a Vote of Security Holders       10

PART II

         Item 5:   Market for Common Equity, Related
                   Stockholder Matters and Small Business Issuer
                   Purchases of Equity Securities                            11
         Item 6:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       12
         Item 7:   Financial Statements                                      18
         Item 8:   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       19
         Item 8A:  Controls and Procedures                                   19

PART III

         Item 9:   Directors, Executive Officers, Promoters and
                   Control Persons; Compliance With Section 16(a)
                   of the Exchange Act                                       19
         Item 10:  Executive Compensation                                    25
         Item 11:  Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                27
         Item 12:  Certain Relationships and Related Transactions            29
         Item 13:  Exhibits                                                  29
         Item 14:  Principal Accountant Fees and Services                    31

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


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

     Our mission is to provide solutions through the use of mobile information systems in the distribution and inventory control market segment within the product supply chain. We design, manufacture, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, hand-held computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products. We were organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. Since that time we have delivered hardware and software solutions to the distribution and inventory audit markets we have targeted.

     Our goal is to be the leading supplier in the route accounting system and inventory services markets and in selected other market sectors which we may identify in the future. The key elements of this strategy include: (i) performing effective market research to assess the key essential elements of each sector; (ii) listening to our customers and prospects and then designing and building solutions that resolve inventory and supply chain product problems; and (iii) continuously updating hardware and software solutions to remain current with customers' needs as well as existing technology.

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

     The state of the art in microprocessors at the time was units with small memories and programs written in proprietary or machine languages contained in firmware. The applications used by these machines were, by necessity, simple compared to other computer applications in business and industry. As the need for more flexible and sophisticated programs grew, the use of units requiring firmware became less and less desirable. This situation existed until the mid-1980s, when personal computers blossomed and the computer industry shifted to electronics with low-powered complementary metal oxide semiconductors ("CMOS"), which generally require less power. At that point, it became possible to create software systems with the level of flexibility and sophistication available in other parts of the computer industry, and the battery-powered, hand-held personal computer was introduced.

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

OUR PRODUCTS

     We design, manufacture, service, and distribute rugged, programmable hand-held computers, data collection devices, printers and associated accessories. We are also a leading implementer of software solutions, such as our Microsoft(TM) DOS(R)-based RouteRider product and the Microsoft(TM) Pocket PC(R)-based RouteRider LE product, for people who need portable solutions in the field rather than at a desk. Additionally, we also provide software solutions specific to the inventory service market.

     OUR HARDWARE PRODUCTS

     Our hand-held Datacomputer(R) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full size alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock resistant, watertight and operate over a wide temperature range.

     Application programs for our Datacomputers are written on conventional desktop computers with commonly used programming languages and then executed on the Datacomputer or other supported hand-held devices. Application programs and data are stored in the Datacomputer's random access memory ("RAM") and can be readily changed by communicating revisions or new programs to the Datacomputer through the communications setup we provide. The Datacomputer can receive data from bar-code readers, other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. Our Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

     1. DATACOMPUTER MODEL DC5(TM)

     In the first quarter of fiscal year 2001, we announced the introduction of our Datacomputer Model DC5(TM) (the "DC5") as a new generation of hand-held Datacomputer designed for the inventory service industry. An inventory service company is an organization that contracts with businesses that maintain large inventories, such as department or retail stores, to perform periodic physical inventories.

     The DC5 is designed as a rugged, Microsoft(TM) Windows(R) CE-based mobile Datacomputer with optional radio frequency (RF) connectivity to provide fast, real-time, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory data collection and management.

     We believe that the DC5 is an ideal inventory management solution for inventory service companies where having employees on the clock uploading collected data is an expensive, time-consuming task.

     The DC5 is designed to speed the inventory taking process by freeing employees from manually uploading information. Therefore, employees count continuously, increasing business productivity and cost effectiveness. It also allows inventory service companies to streamline their business processes with access to real-time data and real-time SKU inventory with real-time terminal emulation.

     The DC5 can also be used as an application software development platform to allow value added resellers and end-user customers to develop applications to meet specific customer requirements.

     Approximately 39% of our 2004 total revenue was attributed to sales of the newer DC5, down from 46% in 2003.

     2. DATACOMPUTER MODEL DC4(TM)

     Our Datacomputer Model DC4(TM) (the "DC4"), introduced in late 1997, is designed for use by the route service market. The DC4 is an advanced version of our now discontinued model DC3X in that it employs a faster processor and a faster internal modem. Besides those enhancements, the DC4 also incorporates two significant features not available in the DC3X, namely a touch-screen for signature capture capability, and optical communication capability.

     We offer the DC4 usually with our RouteRider(R) software designed specially for the DC3X and DC4 Datacomputers. These solutions are typically called Pre-Sales System ("PSS") and Driver Sales System ("DSS"). Hybrids of these two systems have also become standard features, so that one set of software can easily use PSS and DSS functionality without the need for two versions or two computers. Typically the PSS includes a Datacomputer, software and various peripherals for use by customers who sell their products on routes and book the sales orders through dedicated sales forces. The DSS is used by customers who sell and invoice their products through delivery drivers and includes a Datacomputer, a portable or truck-mounted printer, peripherals and software.

     The PSS and DSS versions, along with the hybrids versions, allow the salesman or delivery man to access all of the distributor's information on the customer's account, as well as to input the customer's next delivery order.

     Approximately 3% of our 2004 total revenue was attributed to sales of the DC4, up from 2% in 2003.

     3. ICAL MODEL 100R(TM)

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

     Approximately 4% of our 2004 total revenue was attributed to the sale of the ICAL 100R, up from 3% in 2003. Revenues generated by the ICAL 100R are almost exclusively from customers who wish to continue to use their installed base of ICAL devices. We intend to continue supporting the ICAL product line to protect our customers' investments.

     OUR TAILORED SOFTWARE SOLUTIONS

     1. ROUTERIDER(R) LE

     On June 1, 2004, we announced a distribution agreement with Micronet LTD, giving us exclusive rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico, subject to our meeting annual sales quotas as defined. The agreement enables us to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service.

     The new software, named RouteRider(R) LE, is a mobile sales force automation application designed to increase efficiency, improve productivity and make companies more profitable and competitive by allowing sales and distribution personnel to gather, enter and share data at the point of work.

     Utilizing state of the art technology and 18 years of experience, we are providing a complete and comprehensive mobile solution for Sales and Route Accounting applications, including Pre-Sale; Van Sale (DSD) and Distribution. The sales/field force is equipped with handheld computers or PDA's (Personal Digital Assistants) and communicates to the host or back office system through a dedicated communication server. The use of RouteRider LE enables sales and field representatives to receive timely and updated information needed to make decisions and close transactions effectively and efficiently.

     RouteRider LE runs on standard Microsoft(TM) Windows(R) operating systems. RouteRider LE software includes a technologically innovative communications server that mediates between the back office system and the PDAs. The server implements a unique development that greatly enhances communication data rates. The software is designed to include all of the functions that a sales person might perform during his or her work.

     RouteRider LE contains detailed information on all customers, all products, prices and promotions. Historical information down to the line item detail can also be supplied. Surveys, voice messages, notes, graphics, e-mails, business intelligence, accounts receivable and other information are designed to improve the efficiency of the sales person on a daily basis.

     2. ROUTERIDER(R)

     Our Datacomputers can be equipped with our Microsoft(TM) DOS-based version of RouteRider(R) ("RouteRider") software, which is designed to be a powerful but easy-to-use route service system that can be customized for customers based on the way they run their businesses. RouteRider-equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem or cellular phone.

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

     3. W.I.N.

     Our Wireless Inventory Network ("W.I.N.") software product is a Windows(R) application designed for the inventory service market to provide faster and more efficient inventory audits. W.I.N. is designed to deliver wireless connectivity through a radio frequency carrier of 2.4 GHZ over line-of-sight distances of up to 1,000 feet. Using our DC5 together with a PC base station allows the user to transmit each inventory record in real-time from up to 62 simultaneous multiple remote hand-helds. W.I.N. also delivers Stock Keeping Unit ("SKU") scanning capability to allow the user control of their inventory down to an individual item level.

     4. WINTAKES

     Our WINTAKES (Windows Inventory Taking System) software product is a Windows(R) application designed for the inventory service market. It runs on the DC5 and on a personal computer server, and is capable of generating over 45 specialized reports. WINTAKES gives the ability to import and edit the customer's item master file, perform a physical (SKU) or financial inventory, export the data into the customer's format, and generate specialized reports. It was designed to provide the most flexible and highest quality inventory solution for service companies, retailers, distributors, or anyone requiring a physical or financial inventory.

     5. FINANCIAL AUDIT

     Our Financial Audit Software ("FinAud") product was developed in 1993 for the DC2.5 Datacomputer. In 2002, FinAud was updated to Enhanced FinAud to run on the DC5.

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

     The ability to consolidate files from DC2.5s and DC5s onto a single datacomputer enables users to print stand-alone summary reports or send data to a PC. This feature allows users to combine NDI-manufactured equipment in one inventory.

     Enhanced FinAud also provides a utility called Master File Maker through which users can create on their PC, and download to the DC5, a Master File that allows them to define the unique configuration of each inventory site and store that configuration for future use.

OUR MARKETS

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

     The DC5, both wireless and non-wireless, is sold to existing and new inventory service customers as well as the Value Added Reseller ("VAR") market as an application software development platform and/or as an inventory data collection solution using our application software. As a Windows CE-based solution, the DC5 provides a wide array of communication functions, from wireless, to IrDA and Ethernet 10 BaseT. Additionally, support for Bluetooth wireless is included. Due to the high-speed keyboard and extremely rugged design, we believe the DC5 is highly suited to data collection in a wide range of environments.

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

     SERVICE AND SUPPORT

     We believe that superior service is a vital part of our competitive strategy and we emphasize the quality of both our hardware and software service. Our customer service department manages all installations, preparations and follow-up support. We provide depot contract repair services for our own manufactured hardware as well as other manufacturers' hand-helds.

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

     Approximately 40% of our 2004 total revenue was attributed to service and support sales.

     KEY CUSTOMERS

     During 2004, one customer who has been one of our top customers since 1992 accounted for approximately 26% of our total revenues. Additionally, in 2004 our top six customers collectively accounted for 47% of our total revenues.

     SOURCES OF SUPPLY

     We maintain raw material inventories and have close working relationships with our suppliers in order to ensure timely and reliable delivery of our raw materials. However, prolonged supply shortages would materially and adversely affect our manufacturing operations, business and financial performance.

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

     We enjoy a leadership position in the inventory service market and have two known competitors, Inventory Science Systems Corporation ("ISS") and Palm Quest. While ISS has been in business since 1996, we have not experienced any negative impact on our business and see limited acceptance of their product in the market. We compete in the inventory service market on the basis of product features, software, quality and service.

EMPLOYEES

     As of December 31, 2004, we had 25 full-time employees, and 1 subcontractor. Of these employees and subcontractor, 4 were engaged in sales and marketing, 9 in service and customer support, 3 in hardware and software development, 4 in manufacturing and 6 in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our principal offices and manufacturing operations in a leased 19,000 square foot facility in Billerica, Massachusetts. Our lease expires on September 30, 2005. The annual base rent for our leased facilities is approximately $178,000. The lease contains an option for renewal, and requires, among other things, that we will pay to our landlord as additional rent our pro rata share of certain operational and maintenance costs at the facility during the term of the lease. We believe that our facilities are adequate for our current needs and that additional space, if required, may be available at competitive rates

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock trades on the OTC Bulletin Board ("OTC") under the symbol IDCP. On April 4, 2005, the last bid price for our common stock as reported by OTC was $0.095 per share.

     For the periods indicated below, the table sets forth the range of high and low bid prices for our common stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                          HIGH         LOW
                                      2003

           First Fiscal Quarter                          $ 0.08      $ 0.04
           Second Fiscal Quarter                           0.05        0.04
           Third Fiscal Quarter                            0.10        0.03
           Fourth Fiscal Quarter                           0.25        0.05

                                      2004

           First Fiscal Quarter                          $ 0.29      $ 0.15
           Second Fiscal Quarter                           0.26        0.12
           Third Fiscal Quarter                            0.12        0.08
           Fourth Fiscal Quarter                           0.12        0.08

     As of April 4, 2005, there were approximately 2,288 stockholders of record of our common stock.

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

UNREGISTERED SALES OF SECURITIES

     During the quarter ended December 31, 2004, we did not issue any unregistered securities.

ISSUER REPURCHASES OF EQUITY SECURITIES

     During the quarter ended December 31, 2004, we did not repurchase any shares of our common stock.

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

     Our Datacomputers model DC4 can be equipped with our RouteRIDER(R) software, which is designed to be a powerful but easy-to-use route accounting system that can be customized for customers based on the way they run their businesses. RouteRIDER(R) equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem. During 2004, we also began offering our new RouteRider(R) LE software, which is designed to enable seamless integration of any host environment to mobile computers running on any wireless hand-held device that supports Microsoft's Pocket PC or Windows CE, while incorporating cell phone and Internet communications.

     CRITICAL ACCOUNTING POLICIES

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

     We assess collectibility based on a number of factors, including past transaction and collection history with a customer. If we determine that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. Our normal payment terms are 30 days from invoice date. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and percentage of our accounts receivable by aging category. In determining these estimates, we look at historical write-offs of our receivables and review each customer's account to identify any specific collection issue. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2004 and 2003, $1,296 and $1,311, respectively, were provided for doubtful accounts.

     INVENTORIES. Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. We record a provision for excess and obsolete inventory when impairment is identified through our review process. Obsolete inventory and inventory in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses. In 2004, we recorded an inventory provision for excess and obsolete inventory of $45,000, which has been reflected in cost of revenues. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

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

     No software costs were capitalized or written down for the year ended December 31, 2004. Amortization of capitalized software costs were $117,156 and $102,992 for the years ended December 31, 2004 and 2003, respectively.

     ACCOUNTING FOR INCOME TAXES. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets that have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred through 2004 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $3,640,000 as of December 31, 2004. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

     RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

     REVENUE

     For the year ended December 31, 2004 (the "2004 Period"), we reported a net loss of $494,343 compared to a net income of $336,791 for the year ended December 31, 2003 (the "2003 Period").

     Product revenues for the 2004 Period were $1,939,051, a 37% decrease as compared to $3,079,406 for the 2003 Period. The decrease is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced demand from two of our major customers. Service revenues for the 2004 Period were $1,309,185 a 14% decrease as compared to $1,519,814 for the 2003 Period. This decrease is a result of fewer support service contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

     Gross Profit for the 2004 Period was $1,327,724 or 41% of revenues as compared to $2,116,028 or 46% of revenues for the 2003 Period. The decrease in gross profit reflects a higher percentage of fixed manufacturing overhead costs that were not offset due to our significant reduction in revenue.

     OPERATING EXPENSES

     Research and development expenses decreased 24% to $352,654 for the 2004 Period from $462,819 in the 2003 Period. The decrease is the result of planned reductions in the use of outside subcontractors due to diminished spending on internally developed product software, and the capitalization of cost incurred in the development and construction of automated test fixtures for each of our inventory products.

     Selling and marketing expenses increased 28% to $489,055 for the 2004 Period from $382,309 in the 2003 Period. The increase is primarily due to increased marketing expenses along with increased sales personnel and travel related to the launching of RouteRider LE, our new mobile route accounting solution.

     General and administrative expenses increased 3% to $979,982 for the 2004 Period from $948,255 for the 2003 Period. The increase is primarily attributable to increased legal expenses associated with the dismissal of a litigation dispute with Infos International, Inc. and Infos

Group, Inc., and the negotiation of a distribution agreement for our RouteRide LE software with Micronet LTD.

     PERCENTAGE RELATIONSHIP OF CERTAIN REVENUES AND EXPENSES

     The following table sets forth for the periods indicated the percentage relationship of certain items in the statement of operations to revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                         Relationship       Period to period %
                                       to revenues year     increase (decrease)
                                      ended December 31,        Year ended

                                        2004     2003            2004-2003
                                        ----     ----            ---------

     Revenues:
        Product                          60%      67%              (37%)
        Service                          40%      33%              (14%)
                                        ----     ----              ----

                                        100%     100%              (29%)

     Cost of goods sold                  59%      54%              (23%)
                                        ----     ----              ----

     Gross Profit                        41%      46%              (37%)

     Selling & Marketing                 15%       8%               28%
     Research & Development              11%      10%              (24%)
     General & Administrative            30%      21%                4%
                                        ----     ----              ----

     Net (loss) income                  (15%)      7%             (247%)

     LIQUIDITY AND CAPITAL RESOURCES

     During the twelve month period ended December 31, 2004, we used cash of $353,933 for operating activities. Our principal operating cash requirements were to fund our loss from operations, along with an increase in accounts receivable and a decrease in deferred revenues, partially offset by a decrease in inventory, an increase in accounts payable and non-cash charges for depreciation and amortization.

     We used cash of $48,780 for the purchase of capital equipment, and we also used cash of $21,650 to make payments on obligations under capital leases.

     We incurred an accumulated deficit of approximately $18.1 million through December 31, 2004. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     In the event our operations continue to be unprofitable or do not generate sufficient cash to fund the business, or if we fail to obtain additional financing, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $237,527 and $243,043 for the years ended December 31, 2004 and 2003, respectively.

     The Company also leases certain equipment under capital leases expiring at various dates through 2009. The total cost of equipment recorded under these capital leases was $248,589 and $232,730 at December 31, 2004 and 2003, respectively.

     Minimum future lease commitments under operating and capital leases at December 31, 2004 are as follows:

                                                  OPERATING         CAPITAL
                                                  ---------         -------

                  2005                             $141,000         $13,959
                  2006                                 -              4,998
                  2007                                 -              4,998
                  2008                                 -              4,998
                  2009                                 -              2,915
                                                   --------         -------

     Total Minimum Lease Payments                  $141,000         $31,868
                                                   ========
     Less: amount representing interest                               8,300
                                                                    -------

     Present Value                                                  $23,568
                                                                    =======


RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which revised SFAS No. 123 and superseded APB Opinion No.25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements, effective as of the first reporting period that begins after June 15, 2005. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the ability to account for such transactions using the intrinsic method currently used by the Company. The Company will be required to adopt SFAS No. 123(R) as of July 1, 2005, and. the impact of this requirement on the Company's financial statements is not expected to be material.

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 151 to have a material impact on its results of operations and financial position.

ITEM 7. FINANCIAL STATEMENTS.

     See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     (b) CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     We expanded our Board of Directors from two to five members during 2004. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each of our current directors was elected to the Board and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                              YEAR
                              FIRST BECAME
NAME                 AGE      DIRECTOR         POSITION
----                 ---      --------         --------

John P. Ward         77       1967             Chairman of the Board, President,
                                               and Chief Executive Officer

William R. Smart     83       1989             Director

Gerald S. Eilberg    71       2004             Director, Senior Vice President
                                               of Finance and Administration,
                                               and Chief Financial Officer

John H. MacKinnon    64       2004             Director

Kenneth B. Brater    56       2004             Director

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

     KENNETH B. BRATER was appointed as one of our directors on October 7, 2004. Mr. Brater is currently retired. Until 2004, Mr. Brater was Chairman - Executive Committee of the Board, President and Chief Executive Officer of HTI Voice Solutions, Inc., where he served on the Board of Directors since 1990. From November 1989 until May 1990, Mr. Brater served as Vice

President of Sales and Marketing of HTI Voice Solutions, Inc. In May 1990, he and a group of private investors acquired HTI, at which time Mr. Brater was named President and Chief Executive Officer as well as appointed to the Board of Directors. In 1987, he was Vice President and General Manager of IOC's Voice System Division. Before that, Mr. Brater held various senior managerial positions with General Instrument, General Signal and Chelsea Industries. From 1962 through 1965, Mr. Brater served as an Infantry Officer with the United States Army. Mr. Brater holds a Bachelors degree from New York University and is a member of the National Association of Corporate Directors.

     Our Board of Directors has determined that Kenneth B. Brater, John H. MacKinnon, and William R. Smart are "independent directors" in accordance with the rules of The Nasdaq Stock Market, Inc.

AUDIT COMMITTEE

     The Audit Committee of our Board of Directors consists of two members, John
H. MacKinnon (Chairman), who joined the committee upon his election to the Board on March 1, 2004, and Kenneth B. Brater, who joined the committee upon his election to the Board on November 1, 2004. William R. Smart also served on the committee during 2004 until he was replaced by Mr. Brater on November 1, 2004. The members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Mr. MacKinnon is an "audit committee financial expert," as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.

     The functions of the Audit Committee include selecting, evaluating and replacing, if needed, our independent certified public accountants; approving all audit and non-audit services and fees related thereto; reviewing, in consultation with our management and independent certified public accountants, the scope and results of the interim reviews and the annual audit of our financial statements included in our quarterly and annual reports filed with the SEC; and overseeing and monitoring the processes and controls management has in place to maintain the reliability and integrity of our accounting policies and financial reporting process, to ensure the adequacy of internal accounting, financial reporting and disclosure controls and to comply with legal and regulatory requirements that may impact our financial reporting and disclosure obligations.

     The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is not governed by an audit committee charter, however the Audit Committee and the Board of Directors anticipate adopting an audit committee charter during 2005.

     The Audit Committee has met with BDO Seidman, LLP to discuss the results of its audit, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met four times in 2004.

     AUDIT COMMITTEE REPORT

     This Audit Committee Report reviews actions taken with respect to the Company's financial statements for the year ended December 31, 2004.

     The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. BDO Seidman, LLP, the Company's independent registered public accounting firm, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2004, the Audit Committee took the following actions:

     o Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2004, with management and BDO Seidman, LLP;

     o Discussed with BDO Seidman, LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

     o Received written disclosures and the letter from BDO Seidman, LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with BDO Seidman, LLP its independence. The Audit Committee considered, with a view to maintaining the independence of its independent registered public auditors, the nature and scope of the non-audit services supplied to the Company by its independent registered public auditors.

     o The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Committee determined appropriate.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not employed by the Company for accounting or financial management or for any aspects of the Company's system of internal accounting control. The members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the Company's independent registered auditors. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained procedures that are designed to assure compliance with accounting standards and applicable laws and regulations. In addition, the Audit Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, that the audited financial statements for the year ended December 31, 2004 be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission.

                                                             The Audit Committee
                                                     John H. MacKinnon, Chairman
                                                               Kenneth B. Brater


NOMINATING, COMPENSATION AND GOVERNANCE COMMITTEE

     Effective March 1, 2004, our Board created a Nominating, Compensation and Governance Committee consisting of two members, William R. Smart (Chairman) and John H. MacKinnon. On November 1, 2004, Mr. Brater joined the Nominating, Compensation and Governance Committee and was appointed Chairman. The committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures, including determination of the compensation for our Chief Executive Officer. The committee also makes recommendations to the full Board as to the size and composition of the Board and makes recommendations as to particular nominees. The committee considers nominations for our Board in accordance with our Restated By-Laws, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB. The Committee also reviews and makes recommendations to the full Board concerning corporate governance matters. The members of the Nominating, Compensation and Governance Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market.

EXECUTIVE OFFICERS

     Our executive officers, their ages and positions with the Company are as follows:

NAME                    AGE       POSITION
----                    ---       --------

John P. Ward            77        Chairman of the Board, President, and
                                  Chief Executive Officer

Gerald S. Eilberg       71        Director, Senior Vice President of Finance and
                                  Administration, and Chief Financial Officer

William B. Berens       51        Vice President, Sales and Marketing

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

     The following is a brief summary of the background of each of our executive officers other than John P. Ward and Gerald S. Eilberg, whose backgrounds are summarized above.

     WILLIAM B. BERENS joined us on March 1, 2004 as our Vice President of Sales and Marketing. Prior to joining us, Mr. Berens was Vice President of business development for Interleaf (later acquired by BroadVision) from 1998 to 2000, and TOWER Technology from 2001 to 2002. Mr. Berens has spent the past 25 years in the information processing industry in a variety of positions and industries. From 1978 to 1991 Mr. Berens served in various management capacities with Wang Laboratories, with his largest responsibility managing over 200 people and $60M in revenue. In 1991, he became Director of Business Systems for Siemens Nixdorf Information Systems, and was responsible for image and data entry sales in the U.S. market. In 1996 he joined DSA - Software as Vice President of Sales, but quickly became President of the warehouse management systems company. Mr. Berens graduated from Boston College in 1976 with a BS in Computer Science and Economics.

     None of our executive officers or directors is related to any other executive officer or director.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our chief financial officer and controller. The text of the code of ethics is filed as an exhibit to our Annual Report on Form 10-KSB and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary at National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821. Disclosure regarding any amendments to or waivers from, provisions of the code of ethics that apply to our financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

     To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2004, except that Initial Statements of Beneficial Ownership of Securities on Form 3 for our directors John H. MacKinnon and Kenneth B. Brater, and our executive officer William B. Berens were filed late.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation paid during the three years ended December 31, 2004, to (i) our Chief Executive Officer and (ii) up to four of our next most highly compensated executive officers who earned total compensation in excess of $100,000 during the year ended December 31, 2004.


                           SUMMARY COMPENSATION TABLE


                       ANNUAL COMPENSATION
---------------------------------------------------------------    ------------
                                                                   OTHER ANNUAL
                                             SALARY       BONUS    COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR        ($)         ($)

John P. Ward (1)                   2004     $155,468(1)     --       16,458(2)
   President and CEO               2003      174,205        --       16,614(3)
                                   2002      170,281        --       28,896(4)

Gerald S. Eilberg                  2004     $117,321(1)     --
  Senior Vice President of         2003      119,453        --
  Finance and Administration       2002      119,519      $5,000
  and CFO

William B. Berens (5)              2004     $101,049        --
   Vice President of Sales         2003          --         --
                                   2002          --         --

(1) Effective August 16, 2004, Mr. Ward and Mr. Eilberg have both agreed to defer 20% of their annual compensation because of the Company's cash position.

(2) Includes $12,064 for a corporate apartment and the balance for reimbursement of travel expenses from Mr. Ward's home.

(3) Includes $12,677 for a corporate apartment and the balance for reimbursement of travel expenses from Mr. Ward's home.

(4) Includes $24,983 for a corporate apartment and the balance for reimbursement of travel expenses from Mr. Ward's home.

(5)  Mr. Berens joined us as our Vice President of Sales on March 1, 2004.


                        OPTION GRANTS IN FISCAL YEAR 2004

         We did not grant any stock options or stock appreciation rights to our executive officers or directors during the year ended December 31, 2004.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2004
                        AND FISCAL YEAR-END OPTION VALUES

      The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2004. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2004.

--------------------------------------------------------------------------------
                                                      NUMBER OF
                                                     SECURITIES
                                                     UNDERLYING      VALUE OF
                                                     UNEXERCISED    UNEXERCISED
                                                      OPTIONS/     IN-THE-MONEY
                                                        SARS          OPTIONS
                                SHARES                AT FY-END      AT FY-END
                               ACQUIRED    VALUE    EXERCISABLE/   EXERCISABLE/
                             ON EXERCISE  REALIZED  UNEXERCISABLE  UNEXERCISABLE
          NAME                   (#)        ($)          (#)          ($)(1)
---------------------------  -----------  --------  -------------  -------------
John P.Ward,                      0          $0       17,500/0          $0
  President and CEO
---------------------------  -----------  --------  -------------  -------------
Gerald S. Eilberg                 0          $0       205,000/0         $0
  Senior Vice President
  Finance & Admin. and CFO
---------------------------  -----------  --------  -------------  -------------
William B. Berens                 0          $0          0/0            $0
   Vice President of Sales
--------------------------------------------------------------------------------

     (1) In-the-Money options are those options for which the fair market value of the underlying shares of common stock is greater than the exercise price of the option. There were no unexercised in-the-money options at year end, based on a value of $0.15 per share, the closing bid price of our common stock on the OTC Bulletin Board on December 31, 2004, less the per share exercise price. Mr. Eilberg had exercisable options to purchase 5,000 and 200,000 shares of our common stock at exercise prices of $1.47 and $0.75, respectively. Mr. Ward had exercisable options to purchase 7,500 and 10,000 shares of our common stock at exercise prices of $1.47 and $0.75 per share, respectively.

COMPENSATION OF DIRECTORS

     Our non-employee directors receive:

     o    an annual retainer of $6,000 for serving on the Board of Directors;
          and
     o $1,000 plus reasonable travel and out-of-pocket expenses for attendance at each meeting of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table and accompanying footnotes sets forth information concerning the beneficial ownership of our securities, as of April 4, 2005, for:

     o    our directors;

     o    each executive officer named in the Summary Compensation Table; and

     o    all of our Directors and executive officers, as a group.

     In addition, the table sets forth information concerning the beneficial ownership of our voting securities as of April 4, 2005 for each person known to us to be the beneficial owner of more than five percent of our voting securities. As of April 4, 2005, there were 22,134,181 shares of our common stock and 4,150 shares of our preferred stock outstanding. Except as otherwise noted, each named individual has sole voting and investment power with respect to the securities set forth in the table.

     For the purpose of this table, the common stock and the 2,400 shares of our Series B Convertible Preferred Stock, 900 shares of our Series C Convertible Preferred Stock, 350 shares of our Series D Convertible Preferred Stock and 500 shares of our Series E Convertible Preferred Stock (collectively, the "Preferred Stock") are treated as one class on as "as converted" basis, with the Preferred Stock converted at the stated conversion price of $2.74 per share for the Series B, C and D and $0.75 per share for the Series E. Based upon these conversion prices, the Preferred Stock would be convertible into a total of 1,998,783 shares of our common stock.

     All of the 4,150 shares of Preferred Stock issued and outstanding and 17,959,741 shares of common stock are registered in the name of Capital Bank Grawe Gruppe or its predecessor in interest, RBB Bank AG ("Capital Bank"). Capital Bank has informed us that it holds all of our securities solely in the capacity as custodian for the benefit of numerous other investors, none of which either individually or in the aggregate with affiliated entities, beneficially owns more than five percent (5%) of our issued and outstanding capital stock. On a diluted basis, the shares of our common stock and Preferred Stock held by Capital Bank for its investors would represent, in the aggregate, approximately 96% of our common stock as of April 4, 2005.

     Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), shares of our securities that an individual or group has the right to acquire within 60 days of April 4, 2005 pursuant to the exercise of options, warrants or other securities convertible into such securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

                                               NUMBER OF SHARES      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED      OF CLASS
------------------------------------          ------------------      --------

Gerald S. Eilberg (1).....................          213,017              1.0%
John P. Ward (2)..........................           46,368                *
William R. Smart (3)......................           20,000                *
John H. MacKinnon.........................              200                *
Kenneth Brater............................                0                *
William B. Berens ........................                0                *
All Directors and Executive Officers as
 a Group (6 persons) (4)..................          279,585
1.2%

* Less than 1%.

(1) Includes 205,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 8,017 shares held by Mr. Eilberg.

(2) Includes 17,500 shares of Common Stock underlying currently excercisable options to purchase common stock. It also includes 28,868 shares held by Mr. Ward.

(3) Includes 17,500 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 2,500 shares held by Mr. Smart.

(4) Includes an aggregate of 240,000 shares of common stock underlying currently excercisable options to purchase common stock held by our current executive officers and directors, and 39,585 shares held by the executive officers and directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2004:

------------------------------------- ---------------------------- ---------------------------- ---------------------------
                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                                                                                   FUTURE ISSUANCE UNDER
                                                                                                 EQUITY COMPENSATION PLANS
                                      NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      (EXCLUDING SECURITIES
                                        ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING          REFLECTED IN FIRST
           Plan Category                  OUTSTANDING OPTIONS                OPTIONS                    COLUMN(A))
                                                  (A)                          (B)                          (C)
------------------------------------- ---------------------------- ---------------------------- ---------------------------
Equity compensation plans approved
by security holders (1)                          21,425                       $1.47                       125,000
------------------------------------- ---------------------------- ---------------------------- ---------------------------
Equity compensation plans not
approved by security holders (2)                250,000                       $0.75                       250,000
------------------------------------- ---------------------------- ---------------------------- ---------------------------
Total                                           271,425                       $0.81                       375,000
------------------------------------- ---------------------------- ---------------------------- ---------------------------

     (1) These plans consist of our 1989 Stock Option Plan, 1994 Stock Option Plan and 1995 Stock Option Plan.

     (2) These plans consist of our 1997 Stock Option Plan and 1998 Stock Option Plan, the terms of which are described in Note 10 to our audited financial statements for the year ended December 31, 2004 included in this Annual Report on Form 10-KSB. Additional terms of the 1997 Stock Option Plan and 1998 Stock

          Option Plan are summarized as follows: Options may be granted to employees, directors and consultants of the Company. No options may be granted after the tenth anniversary of the date on which each plan was adopted by the Board of Directors. The term and vesting provisions of each option are determined by the Board of Directors. Upon cessation of employment, unless otherwise specified in the option award, options which have not vested are forfeited and options which have vested must be exercised within the earlier of three years or the original term of the option. Options to non-employees terminate upon termination of service unless otherwise specified in the award.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Prior to his employment as our Vice President of sales and marketing in March 2004, William Berens was engaged by the Company as a subcontractor in charge of route sales beginning April 28, 2003. Mr. Berens' aggregate compensation during the year ended December 31, 2003 was $66,298.

ITEM 13. EXHIBITS.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                         PAGE


Report of Independent Registered Public Accounting Firm                   34

Balance Sheets as of December 31, 2004 and
   December 31, 2003                                                      35

Statements of Operations for the years ended
   December 31, 2004 and December 31, 2003                                36

Statement of Stockholders' Equity for the years
   ended December 31, 2004 and December 31, 2003                          37

Statements of Cash Flows for the years ended
   December 31, 2004 and December 31, 2003                                38

Notes to Financial Statements                                             39

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

3.9(e) Certificate of Increase of shares designated as Series B Convertible Preferred Stock.

3.10(f)   Statement of Designation of Series C Convertible Preferred Stock.

3.11(f)   Statement of Designation of Series D Convertible Preferred Stock.

3.12(g)   Statement of Designation of Series E Convertible Preferred Stock.

3.13(h)   Restated By-Laws.

4.1 Instruments defining the rights of security holders (see Exhibits 3.1 through 3.12).

4.2(l)    Specimen Certificate of Common Stock, $.08 par value per share.

10.1*(i)  1989 Stock Option Plan.

10.2*(j)  1994 Stock Option Plan.

10.3*(k)  1995 Stock Option Plan.

10.4*(j)  1997 Stock Option Plan.

10.5*(j)  1998 Stock Option Plan.

10.6(l) Sixth Amendment to Lease dated August 14, 2000 by and between the Company and Middlesex Technology Center Trust V for the Company's principal offices.

14.1(n)   Code of Ethics.

31.1      Certification of the Chief Executive Officer.

31.2      Certification of the Chief Financial Officer.
32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
----------------

(a) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registration Statement on Form S-1 filed on April 17, 1987 (File No. 033-13392)
(b) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 31, 1994.
(c) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 29, 1996.
(d) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB for the quarterly period ended June 30, 2000.

(e) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed September 16, 1996.
(f) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 3, 1997.
(g) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 6, 1998.
(h) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB/A for the quarterly period ended September 30, 1999.
(i) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1988.
(j) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(k) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 31, 1995.
(l) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(m) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(n) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

* Management contract or compensatory plan, contract or arrangement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     BDO Seidman, LLP has been our independent registered public accounting firm since March 31, 2003.

     Audit Fees

     For the year ended December 31, 2004, BDO Seidman, LLP billed us $73,650 for the audit of our financial statements and for its review of our Quarterly Reports on Form 10-QSB. For the year ended December 31, 2003, BDO Seidman, LLP billed us $55,500 for the audit of our financial statements and for its review of our Quarterly Reports on Form 10-QSB.

     Audit-Related Fees

     We did not pay any additional fees to our independent registered public accounting firm for assurance and related services during the years ended December 31, 2004 or 2003.

     Tax Fees

     For the year ended December 31, 2004, BDO Seidman, LLP has billed us $4,500 for the preparation of our 2003 corporate income tax return. For the year ended December 31, 2003, BDO Seidman, LLP has billed us $4,500 for the preparation of our 2002 corporate income tax return.

     All Other Fees
     --------------

     We did not pay any additional fees to BDO Seidman, LLP for other products or services during the years ended December 31, 2004 or 2003.

     Policy on Audit Committee Pre-Approval of Audit and
     ---------------------------------------------------
     Permissible Non-Audit Services of Independent Certified Public Auditors
     -----------------------------------------------------------------------

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

     Prior to engagement of the independent registered public accounting firm for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

     AUDIT services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

     AUDIT-RELATED services are for assurance and related services that are traditionally performed by the independent registered auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

     TAX services include all services performed by the independent registered auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

     OTHER FEES are those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered auditor.

     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered auditor.

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

                                       NATIONAL DATACOMPUTER, INC.


Date: April 15, 2005                   By: /s/ John P. Ward
                                           ----------------------
                                           John P. Ward
                                           President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                     Capacity                                 Date
----                     --------                                 ----

/s/ John P. Ward         Chairman of the Board, President and     April 15, 2005
---------------------    Chief Executive Officer (principal
John P. Ward             executive officer)


/s/ William R. Smart     Director                                 April 15, 2005
---------------------
William R. Smart

/s/ John H. MacKinnon    Director                                 April 15, 2005
---------------------
John H. MacKinnon

/s/ Gerald S. Eilberg    Director, Senior Vice President of       April 15, 2005
---------------------    Finance and Administration and Chief
Gerald S. Eilberg        Financial Officer (principal
                         financial and accounting officer)

/s/ Kenneth B. Brater    Director                                 April 15, 2005
---------------------
Kenneth B. Brater

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
National Datacomputer, Inc.


We have audited the accompanying consolidated balance sheets of National Datacomputer, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income , stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated deficit of approximately $18.1 million that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP
Boston, Massachusetts
March 25, 2005

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
================================================================================

                                                                                   December 31,    December 31,
                                                                                       2004            2003
                                                                                   ------------    ------------
ASSETS
------
Current Assets:
      Cash                                                                         $    266,463    $    690,826
      Accounts receivable, net of allowance for doubtful accounts of $1,296 and
         $1,311 in 2004 and 2003, respectively                                          280,707          75,000
      Inventories                                                                       194,397         399,704
      Other current assets                                                               11,820          16,022
                                                                                   ------------    ------------
         Total current assets                                                           753,387       1,181,552
Fixed assets, net                                                                       116,481         132,214
Capitalized software development costs, net                                              86,920         208,726
                                                                                   ------------    ------------
         Total Assets                                                              $    956,788    $  1,522,492
                                                                                   ============    ============


Liabilities and stockholders' equity Current Liabilities:
      Current obligations under capital lease                                      $      6,604    $     20,024
      Note payable, current portion                                                      54,000          54,000
      Accounts payable                                                                  223,367         209,705
      Accrued payroll and related taxes                                                  95,300          58,993
      Other accrued expenses                                                             92,478         122,907
      Deferred revenues                                                                 373,866         458,976
                                                                                   ------------    ------------
         Total current liabilities                                                      845,615         924,605
Obligations under capital lease, net of current portion                                  16,964           9,335
                                                                                   ------------    ------------
         Total Liabilities                                                              862,579         933,940
                                                                                   ------------    ------------

Commitments (Note 15)

Stockholders' Equity:
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; no shares issued or outstanding                                         --              --

      Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 shares issued and outstanding (liquidating preference
         of $2,400,000)                                                               2,105,832       2,105,832

      Preferred stock, Series C convertible $0.001 par value; 900 shares
         authorized, issued and outstanding (liquidating preference of $900,000)        834,370         834,370

      Preferred stock, Series D convertible $0.001 par value; 350 shares
         authorized, issued and outstanding (liquidating preference of $350,000)        324,639         324,639

      Preferred stock, Series E convertible $0.001 par value; 500 shares
         authorized, issued and outstanding (liquidating preference of $500,000)        273,880         273,880

      Preferred stock, Series F convertible $0.001 par value; 175 shares
         authorized; no shares issued or outstanding                                         --              --

      Common stock, $0.08 par value; 30,000,000 shares authorized; 22,134,181 and 21,302,765 shares issued and outstanding at Devember 31, 2004 and
         2003, respectively                                                           1,770,733       1,704,220

      Capital in excess of par value                                                 12,933,322      12,732,835
      Accumulated deficit                                                           (18,148,567)    (17,387,224)
      Stock subscriptions receivable (net of allowance for doubtful accounts
         of $351,269)                                                                        --              --
                                                                                   ------------    ------------
         Total Stockholders' Equity                                                      94,209         588,552
                                                                                   ------------    ------------
         Total Liabilities and Stockholders' Equity                                $    956,788    $  1,522,492
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
================================================================================

                                                               YEARS ENDED
                                                        ----------------------------
                                                        December 31,    December 31,
                                                            2004            2003
                                                        ------------    ------------
Revenues:
    Product                                             $  1,939,051    $  3,079,406
    Services                                               1,309,185       1,519,814
                                                        ------------    ------------
       Total Revenues                                      3,248,236       4,599,220

Cost of revenues                                           1,920,512       2,483,192
                                                        ------------    ------------

       Gross Profit                                        1,327,724       2,116,028
                                                        ------------    ------------

Operating expenses:
    Research and development                                 352,654         462,819
    Selling and marketing                                    489,055         382,309
    General and administrative                               979,982         948,255
                                                        ------------    ------------
                                                           1,821,691       1,793,383
                                                        ------------    ------------
(Loss) income from operations                               (493,967)        322,645

Other income (expense):
    Interest income                                            4,437              29
    Other Income                                                  --          20,760
    Interest expense                                          (4,813)         (6,643)
                                                        ------------    ------------
Net (loss) income                                       $   (494,343)   $    336,791
                                                        ============    ============

Calculation of net (loss) income per common share:

Net (loss) income                                       $   (494,343)   $    336,791
Preferred stock preferences                                 (267,000)       (267,000)
                                                        ------------    ------------
Net (loss) income attributable to common stockholders   $   (761,343)   $     69,791
                                                        ============    ============
Basic and diluted net (loss) income per share
    attributable to common stockholders                 $      (0.03)   $       0.00
                                                        ============    ============
Weighted average shares                                   21,831,546      14,778,656
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

                           PREFERRED STOCK SERIES B   PREFERRED STOCK SERIES C   PREFERRED STOCK SERIES D   PREFERRED STOCK SERIES E
                           ------------------------   ------------------------   ------------------------   ------------------------

                                       NET ISSUANCE               NET ISSUANCE               NET ISSUANCE               NET ISSUANCE
                            SHARES        PRICE        SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                           ---------   ------------   ---------   ------------   ---------   ------------   ---------   ------------
Balance at
December 31, 2002              2,400   $  2,105,832         900   $    834,370         350   $    324,639         500   $    273,880

Net income                        --             --          --             --          --             --          --             --

Interest on preferred
stock (Note 12)                   --             --          --             --          --             --          --             --

Issuance of common
stock in satisfaction
of accrued interest               --             --          --             --          --             --          --             --
                           ---------   ------------   ---------   ------------   ---------   ------------   ---------   ------------

Balance at
December 31, 2003              2,400      2,105,832         900        834,370         350        324,639         500        273,880

Net loss                          --             --          --             --          --             --          --             --

Interest on preferred
stock (Note 12)                   --             --          --             --          --             --          --             --

Issuance of common
stock in satisfaction
of accrued interest               --             --          --             --          --             --          --             --
                           ---------   ------------   ---------   ------------   ---------   ------------   ---------   ------------
Balance at
December 31, 2004              2,400   $  2,105,832         900   $    834,370         350   $    324,639         500   $    273,880
                           =========   ============   =========   ============   =========   ============   =========   ============



                                           COMMON STOCK
                           ------------------------------------------
                                                          CAPITAL IN                        TOTAL
                                               PAR          EXCESS        ACCUMULATED    STOCKHOLDERS'
                             SHARES           VALUE      OF PAR VALUE       DEFICIT         EQUITY
                           ------------   ------------   ------------    ------------    ------------

Balance at
December 31, 2002            14,760,733   $  1,180,857   $ 12,989,198    ($17,457,015)   $    251,761

Net income                           --             --             --         336,791    $    336,791

Interest on preferred
stock (Note 12)                      --             --             --        (267,000)   $   (267,000)

Issuance of common
stock in satisfaction
of accrued interest           6,542,032        523,363       (256,363)             --    $    267,000
                           ------------   ------------   ------------    ------------    ------------

Balance at
December 31, 2003            21,302,765      1,704,220     12,732,835     (17,387,224)        588,552

Net loss                             --             --             --        (494,343)   $   (494,343)

Interest on preferred
stock (Note 12)                      --             --        267,000        (267,000)             --

Issuance of common
stock in satisfaction
of accrued interest             831,416         66,513        (66,513)             --              --
                           ------------   ------------   ------------    ------------    ------------
Balance at
December 31, 2004            22,134,181   $  1,770,733   $ 12,933,322    ($18,148,567)   $     94,209
                           ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
================================================================================

                                                                      YEARS ENDED
                                                              ----------------------------
                                                              December 31,    December 31,
                                                                  2004            2003
                                                              ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                       $   (494,343)   $    336,791
      Adjustments to reconcile net (loss) income to net
          cash (used for) provided by operating activities:
          Gain on sale of fixed assets                                 581              --
          Depreciation and amortization                            196,947         180,609
          Changes in assets and liabilities:
              Increase in accounts receivable                     (205,707)        (10,099)
              Decrease in inventories                              205,307         376,083
              Decrease in other current assets                       4,202           7,903
              Increase (decrease) in accounts payable               18,312        (214,228)
              Increase in accrued expenses                           5,878          13,948
              Decrease in deferred revenues                        (85,110)        (59,557)
                                                              ------------    ------------
      Net cash (used for) provided by operating activities        (353,933)        631,450
                                                              ------------    ------------

Cash flows from investing activities:
      Purchases of fixed assets                                    (48,780)        (12,465)
      Purchase of capitalized software                                  --         (75,000)
                                                              ------------    ------------
      Net cash used for investing activities                       (48,780)        (87,465)
                                                              ------------    ------------

Cash flows from financing activities:
      Principal payment on note payable                                 --         (12,000)
      Principal payment on obligations under capital lease         (21,650)        (17,651)
                                                              ------------    ------------
      Net cash used for financing activities                       (21,650)        (29,651)
                                                              ------------    ------------

Net increase (decrease) in cash                                   (424,363)        514,334
Cash, beginning of year                                            690,826         176,492
                                                              ------------    ------------
Cash, end of year                                             $    266,463    $    690,826
                                                              ============    ============


Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                  $      4,813    $      6,643
      Non-cash investing and financing activities:
          Accrued interest on preferred stock charged to
              accumulated deficit                             $    267,000    $    267,000
          Acquisition of property and equipment under
              capital lease                                   $     15,859    $         --
          Common stock issued in satisfaction of interest
              on preferred stock                              $    267,000    $    267,000

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

2. LIQUIDITY

     The Company has incurred an accumulated deficit of approximately $18.1 million through December 31, 2004, recorded a net loss of approximately $0.5 million during 2004 and used approximately $0.4 million of cash from operations during 2004. As of December 31, 2004, the Company had approximately $0.3 million in cash. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     WARRANTY AND RETURN POLICY

     The Company's warranty policy provides 90-day coverage on all parts and labor on all products. The policy with respect to sales returns provides that a customer may not return inventory except at the Company's option. The Company's warranty costs have historically been insignificant.

     FINANCIAL INSTRUMENTS

     Fair values for cash, accounts receivable, accounts and note payable approximate their carrying values at December 31, 2004 and 2003 due to their short maturities.

     Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximate fair value.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company evaluates its inventories to determine excess or slow moving products based on quantities on hand, current orders and expected future demand. For those items in which the Company believes it has an excess supply or for those items that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such products.

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

     NET INCOME (LOSS) PER SHARE

     Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding.

     Common share equivalents consist of 2,380,209 and 2,623,500 shares of common stock which may be issuable upon exercise of outstanding stock options and the conversion of preferred stock at both December 31, 2004 and 2003, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                       2004             2003
                                                   -----------      -----------
     Net income (loss):
          As reported                              $  (494,343)     $   336,791
     Less: Employee stock based compensation
     under fair value method                            (1,628)          (1,628)
                                                   -----------      -----------
          Pro forma                                $  (495,971)     $   335,163
                                                   ===========      ===========

Basic and diluted net income (loss) per share attributable to common stockholders:

           As reported                                $(0.03)           $0.00
           Pro forma                                  $(0.03)           $0.00

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

     COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income (loss) is the same as its reported net income (loss) for the years ended December 31, 2004 and 2003.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

4. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No.25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements, effective as of the first reporting period that begins after June 15, 2005. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the ability to account for such transactions using the intrinsic value method currently used by the Company. The Company will be required to adopt SFAS No. 123(R) as of July 1, 2005 and the impact of this requirement on the Company's financial statements is not expected to be material.

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 151 to have a material impact on its results of operations and financial position.

5. INVENTORIES

     Inventories consist of the following:
                                                 DECEMBER 31,   DECEMBER 31,
DECEMBER 29,  DECEMBER 31,                           2004           2003
                                                 -----------    -----------

     Raw materials                               $   148,793    $   208,592
     Work-in-process                                  12,438        180,868
     Finished goods                                   33,166         10,244
                                                 -----------    -----------
                                                 $   194,397    $   399,704
                                                 ===========    ===========

6. FIXED ASSETS, NET

     Fixed assets consist of the following:

                                                 ESTIMATED
                                                USEFUL LIVES    DECEMBER 31,    DECEMBER 31,
                                                 (IN YEARS)         2004            2003
                                                ------------    -----------     -----------
     Production and engineering equipment           3-5         $   701,434     $   664,528
     Furniture, fixtures and office equipment        5              880,591         857,555
                                                  Life of
     Leasehold improvements                        Lease             29,749          29,749
                                                                -----------     -----------
                                                                $ 1,611,774     $ 1,551,832

     Less - accumulated depreciation and
       amortization                                              (1,495,293)     (1,419,618)
                                                                -----------     -----------

                                                                $   116,481     $   132,214
                                                                ===========     ===========

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Equipment under capital lease totaled $248,589 and $232,730 at December 31, 2004 and 2003, respectively. Related accumulated depreciation totaled $234,316 and $232,730, respectively, at December 31, 2004 and 2003. Related depreciation expense was $1,586 and $77,616 for the years ended December 31, 2004 and 2003, respectively.

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

     Capitalized software development costs consist of the following:

                                      ESTIMATED
                                    ECONOMIC LIVES   DECEMBER 31,   DECEMBER 31,
                                      (IN YEARS)         2004           2003
                                    --------------   -----------    -----------

     Internally developed software        3          $   257,913    $   257,913
     Purchased software                   3              130,350        135,000
                                                     -----------    -----------
                                                     $   388,263    $   392,913

     Less - accumulated amortization                    (301,343)      (184,187)
                                                     -----------    -----------

                                                     $    86,920    $   208,726
                                                     ===========    ===========

     As of December 31, 2004, the Company has capitalized $257,913 of costs incurred for the integration of Microsoft's Windows CE operating system into their DC5. The Company has capitalized $130,350 of costs associated with the purchase of software for the development of its W.I.N. Windows application, and its Wintakes application. Amortization expense was $117,156 and $102,993 for the years ended December 31, 2004 and 2003, respectively.

8.       NOTE PAYABLE

     On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2004; however, the event of default was waived by the holder, and payments will recommence in September 2005. At December 31, 2004, the note payable balance was $54,000.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

     Deferred tax assets are composed of the following:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        2004           2003
                                                    -----------    -----------

     Net operating loss carryforwards               $ 3,320,000    $ 3,602,000
     Business tax credit carryforwards                    5,000         44,000
     Reserves and allowances                            383,000        363,000
     Depreciation and amortization                      (77,000)       (98,000)
     Other                                                9,000         12,000
                                                    -----------    -----------

     Gross deferred tax asset                       $ 3,640,000    $ 3,923,000
     Deferred tax asset valuation allowance          (3,640,000)    (3,923,000)
                                                    -----------    -----------
                                                    $       --     $       --
                                                    ===========    ===========

     The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                            YEAR ENDED

                                                    DECEMBER 31,   DECEMBER 31,
                                                        2004           2003
                                                    -----------    -----------
     Statutory federal rate                            34.0%          34.0%
     Change in valuation allowance on
     deferred tax assets                              (34.0%)        (34.0%)
                                                    -----------    -----------
                                                         --             --
                                                    ===========    ===========

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

     At December 31, 2004, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $9,351,000, which expire in various years through 2024. The Company has state net operating loss carryforwards for tax purposes of approximately $2,200,000, which expire in various years through 2009.

     Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

10. STOCK OPTIONS

     In 1986, 1989, 1994 and 1995, the Board of Directors approved the 1986 Stock Option Plan, the 1989 Stock Option Plan, the 1994 Stock Option Plan and the 1995 Stock Option Plan (the "Plans"), respectively. All of these Plans other than the 1995 Plan have expired following their 10-year terms, and no further options can be granted under these Plans. The Plans provided for the granting of incentive stock options and non-qualified stock options to purchase up to 323,685 shares of common stock of the Company to employees, officers, directors and consultants. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than the lesser of 50% of the fair market value per share of the common stock on the date of grant or the book value per share of common stock as of the end of the year immediately preceding the date of grant. The term of options granted under the Plans cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). Outstanding options are written generally with five to ten-year vesting periods, some with acceleration if certain profitability levels are reached. As of December 31, 2004, there were options to purchase 21,425 shares of common stock outstanding under these Plans and 125,000 options available for grant under the 1995 Plan, which will expire on October 5, 2005.

     On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since stockholder approval was not obtained. As of December 31, 2004, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

     On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of December 31, 2004, there were options to purchase 50,000 shares of common stock outstanding and 250,000 shares available for grant under the 1997 Plan.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 is as follows:

                                     December 31, 2004       December 31, 2003
                                    --------------------    --------------------
                                                Weighted                Weighted
                                                Average                 Average
                                    Number of   Exercise    Number of   Exercise
                                     Options     Price       Options      Price
                                    ---------   --------    ---------   --------

Outstanding at beginning of year     514,716     $0.80       514,841      $0.80
Granted                                  --        --            --         --
Exercised                                --        --            --         --
Canceled/Expired                    (243,291)     0.79          (125)      1.47
                                    ---------   --------    ---------   --------

Outstanding at end of year           271,425     $0.81       514,716      $0.80
                                    =========   ========    =========   ========

Exercisable at end of year           271,425     $0.81       489,520      $0.77
                                    =========   ========    =========   ========


The following table summarizes information about stock options outstanding at December 31, 2004:

                                                                 Weighted
                              Weighted average               Average exercise
                                 Remaining       Number of       price of
                   Number    Contractual life,    Options        options
Exercise price  Outstanding       In years      Exercisable     Exercisable
--------------  -----------  -----------------  -----------  ----------------

    $ 0.75        250,000           3.01          250,000           $0.75
    $ 1.47         21,425           0.76           21,425            1.47
                -----------                     -----------     -----------
    Total         271,425                         271,425          $0.81
                ===========                     ===========     ===========


11. COMMON STOCK

     On May 1, 2000, the Company amended its Certificate of Incorporation to increase the Company's authorized number of shares of common stock, $.08 par value per share, from 5,000,000 shares to 30,000,000 shares.

     At December 31, 2004, the Company had reserved 1,998,783 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

12. CONVERTIBLE PREFERRED STOCK

     During 1996, the Company sold 4,200 shares of the newly designated Series B convertible preferred stock for net proceeds of approximately $3,685,200. On March 21, 2000, the Company issued 656,934 shares of its common stock, par value $.08 per share, to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB
Bank) upon the conversion by Capital Bank of 1,800 shares of the Company's Series B convertible preferred stock at a conversion price of $2.74 per share. There are presently 2,400 shares of Series B convertible preferred stock outstanding.

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

     During 1998, the holders of a convertible note payable to a related party, converted the note payable with an outstanding principal balance of $175,000 into 175 shares of Series F convertible preferred stock at a stated value of $1,000 per share. On January 4, 2001, the Company issued 1,423,825 shares of its common stock, par value $.08 per share, to Capital Bank upon the conversion by Capital Bank of 75 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share On January 9, 2001, the Company issued 1,710,864 shares of its common stock, par value $.08 per share, to Capital Bank upon the conversion by Capital Bank of 100 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share. No underwriters were involved in the transaction. All of the shares of Series F convertible preferred stock have been converted and are no longer outstanding.

     The Series B, Series C, Series D, and Series E convertible preferred stock have the following characteristics:

VOTING:

     Holders of the Series B, Series C, Series D, and Series E convertible preferred stock are entitled to a number of votes equal to the number of shares of common stock into which these shares of convertible preferred stock are then convertible. All shares of convertible preferred stock are entitled to vote with the holders of common stock as a single class.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

INTEREST:

     In addition to the dividend preference, the holders of the Series B, Series C and Series D convertible preferred stock shall receive interest per annum based on the stated value of such shares. Series B convertible preferred shareholders are entitled to receive interest equal to 8% per annum. Series C and Series D convertible preferred shareholders are entitled to receive interest equal to 6% per annum. Such interest will accrue from the original issuance date, and shall be payable in cash or common stock, at the Company's option, on a quarterly basis, commencing on the first quarter ended after issuance. Payment of interest due with respect to those shares that remain issued and outstanding at the end of the Company's quarters, shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

     During the years ended December 31, 2004 and 2003, the Company incurred interest in the amount of $267,000 and $267,000, respectively for Series B, Series C, and Series D convertible preferred stock, for which the Company has recorded a charge to accumulated deficit. During 2004, 494,923 shares were issued in satisfaction of the accrued interest due for the first quarter of 2004 and 336,493 shares were issued in satisfaction of the accrued and unpaid interest due for the fourth quarter of 2003. During 2003, 4,826,203 shares were issued in satisfaction of the accrued interest due for the first, second and third quarter of 2003 and 1,715,374 were issued in satisfaction of the accrued and unpaid interest due for fourth quarter of 2002.

LIQUIDATION PREFERENCE:

     Upon liquidation of the Company, the holders of Series B, Series C, Series D and Series E convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

CONVERSION:

     In connection with the issuance of Series E convertible preferred stock, the Company, with the approval of the shareholders of Series B, Series C, and Series D convertible preferred stock, changed the conversion price of the Series B, Series C, and Series D convertible preferred stock and provided these shareholders with certain anti-dilution provisions. The current conversion price for the Series B, Series C, and Series D convertible preferred stock is equal to the lesser of $2.74 or sixty percent of the Corporation's average closing bid price of its common stock for the five trading days prior to the conversion. The current conversion price for the Series E

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

convertible preferred stock is equal to the lesser of $0.75 or sixty percent of the Corporation's average closing bid price of its common stock for the five trading days prior to the conversion.

     Each share of the Series B, Series C, Series D and Series E convertible preferred stock is convertible at any time, at the option of the holders into shares of common stock computed by dividing the stated value of the preferred stock by the conversion price.

REDEMPTION:

     In the event that the price of the Company's common stock, as reported by the NASDAQ SmallCap market or the OTC Bulletin Board equals or exceeds $20.00 per share for a period of twenty consecutive trading days, the Company may redeem at its option the Series B, Series C and Series D convertible preferred stock at a price of $1,000 per share, subject to certain anti-dilution provisions.

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

13. CASHLESS OPTION EXERCISE PROGRAM

     On March 1, 1994, the Board of Directors approved the 1994 cashless option exercise program for all employees. The program allows employees to purchase shares of common stock, payable with both recourse and non-recourse long term promissory notes receivable. Under the above program, employees purchased a total of 87,818 shares of common stock at a price of $4.00 per share. The notes receivable were due in March 2004, and are presented as a reduction of stockholders' equity, net of related reserve for uncollectible amounts, in the accompanying balance sheets.

14. COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2005. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expenses under this operating lease was $237,527 and $243,043 for the years ended December 31, 2004 and 2003, respectively.

     The Company also leases certain equipment under capital leases expiring at various dates through the year 2009. The total cost of equipment recorded under these capital leases was $248,589 and $232,730 at December 31, 2004 and 2003, respectively. The total interest paid in connection with the capital lease obligations was $4,813 and $6,643 for 2004 and 2003, respectively.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Minimum future lease commitments under operating and capital leases at December 31, 2004 are as follows:

                                                       OPERATING     CAPITAL
                                                       ---------    ---------
                             2005                      $ 141,000    $  13,959
                             2006                            --         4,998
                             2007                            --         4,998
                             2008                            --         4,998
                             2009                            --         2,915
                                                       ---------    ---------

          Total Minimum Lease Payments                 $ 141,000    $  31,868
                                                       =========
          Less: amount representing interest                            8,300
                                                                    ---------

          Present Value                                             $  23,568
          Less: Current obligations                                     6,604
                                                                    ---------

          Obligations under capital leases,
          net of current portion                                    $  16,964
                                                                    =========

15. CONCENTRATION OF CREDIT RISK

     The Company sells its products to customers principally in the United States of America. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from one customer accounted for approximately 75% and 17% of total accounts receivable at December 31, 2004 and 2003, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.


The companies' total net revenues were generated by sales to customers in the following countries:

                              Percentage of    Percentage of
                              net revenues     net revenues
                                  2004             2003

                  USA              71%              60%
                  Japan            25%              36%
                  Other             4%               4%

                       Total      100%             100%