Form 10QSB
period 2005-03-31
NATIONAL DATACOMPUTER INC
filed 2005-05-16
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended: March 31, 2005

                                       OR

   (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________



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



                          _____________________________




Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for
the past ninety (90) days.    Yes [X]   No [_]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of May 10, 2005 was 22,134,181.

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION
                                                                        Page No.
ITEM 1. UNAUDITED FINANCIAL STATEMENTS:                                 --------

        Unaudited Balance Sheets as of March 31, 2005 and
        December 31, 2004.................................................  3

        Unaudited Statements of Operations for the three
        months ended March 31, 2005 and 2004..............................  4

        Unaudited Statement of Stockholders' Equity for
        the three months ended March 31, 2005.............................  5

        Unaudited Statements of Cash Flows for the three
        months ended March 31, 2005 and 2004..............................  6

        Notes to Unaudited Financial Statements...........................  7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 12


ITEM 3. CONTROLS AND PROCEDURES........................................... 15




                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings................................................. 16


ITEM 2. Changes in Securities and Small Business Issuer Purchases of
        Securities........................................................ 16


ITEM 3. Defaults upon Senior Securities................................... 16


ITEM 4. Submissions of Matters to a Vote of Security Holders.............. 16


ITEM 5. Other Information................................................. 16


ITEM 6. Exhibits.......................................................... 16



SIGNATURES................................................................ 17

EXHIBIT INDEX............................................................. 18

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS
(UNAUDITED)
================================================================================

                                                                   MARCH 31,     DECEMBER 31,
                                                                     2005            2004
                                                                 ------------    ------------
ASSETS
------
Current Assets:
     Cash                                                        $    125,275    $    266,463
     Accounts receivable, net of allowance for doubtful
       accounts of $1,296 in 2005 and 2004                            320,179         280,707
     Inventories                                                      148,603         194,397
     Other current assets                                              21,941          11,820
                                                                 ------------    ------------
          Total current assets                                        615,998         753,387
Fixed assets, net                                                     106,069         116,481
Capitalized software development costs, net                            70,651          86,920
                                                                 ------------    ------------
          Total Assets                                           $    792,718    $    956,788
                                                                 ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Current obligations under capital lease                     $      5,938    $      6,604
     Note payable, current portion                                     54,000          54,000
     Accounts payable                                                 239,188         223,367
     Accrued payroll and related taxes                                 99,152          95,300
     Other accrued expenses                                           100,525          92,478
     Deferred revenues                                                296,724         373,866
                                                                 ------------    ------------
          Total current liabilities                                   795,527         845,615
Obligations under capital lease, net of current portion                11,360          16,964
                                                                 ------------    ------------
          Total Liabilities                                           806,887         862,579
                                                                 ------------    ------------

Commitments

Stockholders' Equity (Deficit):
     Preferred stock, Series A convertible, $0.001 par value;
        20 shares authorized; no shares issued or outstanding              --              --

     Preferred stock, Series B convertible $0.001 par value;
        4,200 shares authorized; 2,400 shares issued and
        outstanding (liquidating preference of $2,400,000)          2,105,832       2,105,832

     Preferred stock, Series C convertible $0.001 par value;
        900 shares authorized, issued and outstanding
        (liquidating preference of $900,000)                          834,370         834,370

     Preferred stock, Series D convertible $0.001 par value;
        350 shares authorized, issued and outstanding
        (liquidating preference of $350,000)                          324,639         324,639

     Preferred stock, Series E convertible $0.001 par value;
        500 shares authorized, issued and outstanding
        (liquidating preference of $500,000)                          273,880         273,880

     Preferred stock, Series F convertible $0.001 par value;
        175 shares authorized; no shares issued or outstanding             --              --

     Common stock, $0.08 par value; 30,000,000 shares
        authorized; 22,134,181 shares issued and outstanding
        at March 31, 2005 and December 31, 2004                     1,770,733       1,770,733

     Capital in excess of par value                                13,000,072      12,933,322
     Accumulated deficit                                          (18,323,695)    (18,148,567)
     Stock subscriptions receivable (net of allowance for
        doubtful accounts of $351,269)                                     --              --
                                                                 ------------    ------------
          Total Stockholders' Equity (Deficit)                        (14,169)         94,209
                                                                 ------------    ------------
          Total Liabilities and Stockholders' Equity             $    792,718    $    956,788
                                                                 ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================

                                                          THREE MONTHS ENDED
                                                     ----------------------------
                                                       MARCH 31,       MARCH 31,
                                                         2005            2004
                                                     ------------    ------------
Revenues:
     Product                                         $    507,588    $    662,015
     Services                                             295,289         354,263
                                                     ------------    ------------
          Total Revenues                                  802,877       1,016,278

Cost of revenues                                          401,666         517,398
                                                     ------------    ------------

          Gross Profit                                    401,211         498,880
                                                     ------------    ------------

Operating expenses:
     Research and development                              94,461          90,924
     Selling and marketing                                139,342          90,174
     General and administrative                           275,797         281,090
                                                     ------------    ------------
                                                          509,600         462,188
                                                     ------------    ------------
(Loss) income  from operations                           (108,389)         36,692

Other income (expense):
     Interest income                                        1,004              --
     Other income                                              60
     Interest expense                                      (1,053)         (1,195)
                                                     ------------    ------------
Net (loss) income                                    $   (108,378)   $     35,497
                                                     ============    ============

Calculation of net (loss) income per common share:

Net (loss) income                                    $   (108,378)   $     35,497
Preferred stock preferences                               (66,750)        (66,750)
                                                     ------------    ------------
Net loss attributable to common stockholders         $   (175,128)   $    (31,253)
                                                     ============    ============
Basic and diluted net loss per share attributable
  to common stockholders                             $      (0.01)   $      (0.00)
                                                     ============    ============
Weighted average shares                                22,134,181      21,306,463
                                                     ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
================================================================================

                               PREFERRED STOCK SERIES B      PREFERRED STOCK SERIES C     PREFERRED STOCK SERIES D
                             ---------------------------   ---------------------------   ---------------------------

                                            NET ISSUANCE                  NET ISSUANCE                  NET ISSUANCE
                                SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004        2,400   $  2,105,832            900   $    834,370            350   $    324,639

Net loss                               --             --             --             --             --             --

Interest on preferred stock            --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2005           2,400   $  2,105,832            900   $    834,370            350   $    324,639
                             ============   ============   ============   ============   ============   ============







                              PREFERRED STOCK SERIES E                   COMMON STOCK
                             ---------------------------   ------------------------------------------
                                                                                          CAPITAL IN                       TOTAL
                                            NET ISSUANCE                      PAR          EXCESS OF    ACCUMULATED    STOCKHOLDERS'
                                SHARES          PRICE         SHARES          VALUE        PAR VALUE      DEFICIT         EQUITY
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004          500   $    273,880     22,134,181   $  1,770,733   $ 12,933,322   $(18,148,567)  $     94,209

Net loss                               --             --             --             --             --       (108,378)  $   (108,378)

Interest on preferred stock            --             --             --             --         66,750        (66,750)            --
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2005             500   $    273,880     22,134,181   $  1,770,733   $ 13,000,072   $(18,323,695)  $    (14,169)
                             ============   ============   ============   ============   ============   ============   ============


                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                            MARCH 31,       MARCH 31,
                                                              2005            2004
                                                          ------------    ------------
Cash flows from operating activities:
   Net (loss) income                                      $   (108,378)   $     35,497
   Adjustments to reconcile net (loss) income to net
   cash used for operating activities:
       Depreciation and amortization                            32,288          50,678
       Changes in assets and liabilities:
           Increase in accounts receivable                     (39,472)       (111,137)
           Decrease (increase) in inventories                   45,794          (3,630)
           Increase in other current assets                    (10,121)         (8,431)
           Increase in accounts payable                         15,423          79,057
           Increase (decrease) in accrued expenses              12,297         (17,438)
           Decrease in deferred revenues                       (77,142)        (34,869)
                                                          ------------    ------------
   Net cash used for operating activities                     (129,311)        (10,273)
                                                          ------------    ------------

Cash flows from investing activities:
   Purchases of fixed assets                                    (5,607)         (5,989)
                                                          ------------    ------------
   Net cash used for investing activities                       (5,607)         (5,989)
                                                          ------------    ------------

Cash flows from financing activities:
   Principal payment on obligations under capital lease         (6,270)         (4,878)
                                                          ------------    ------------
   Net cash used for financing activities                       (6,270)         (4,878)
                                                          ------------    ------------

Net decrease in cash                                          (141,188)        (21,140)
Cash, beginning of period                                      266,463         690,826
                                                          ------------    ------------
Cash, end of period                                       $    125,275    $    669,686
                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:

   Cash paid for interest                                 $      1,053    $      1,195
   Income taxes paid                                      $         --    $      9,000

Non-cash investing and financing activities:
   Decrease in cost of capitalized software due to
     decrease in accounts payable                         $         --    $      4,650
   Accrued interest on preferred stock charged to
     accumulated deficit                                  $     66,750    $     66,750


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

     LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred an accumulated deficit of approximately $18.3 million through March 31, 2005. As a result of this accumulated deficit, the report of its independent public accountants relating to the financials for 2004 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

          As of March 31, 2005, the Company had approximately $0.1 million in cash. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     ---------------------

          The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

          The balance sheet as of December 31, 2004 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

     INTERIM PERIODS
     ---------------

          In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-X, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

     FINANCIAL INSTRUMENTS
     ---------------------

          Fair values for cash, accounts receivable, and accounts and notes payable approximate their carrying values at March 31, 2005 and December 31, 2004 due to their short maturities.

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

          Accounts receivable from one customer accounted for approximately 52% of total accounts receivable at March 31, 2005.

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

     NET (LOSS) INCOME PER SHARE
     ---------------------------

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

     STOCK-BASED  COMPENSATION
     -------------------------

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

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                    MARCH 31,    MARCH 31,
                                                      2005         2004
                                                   ----------   ---------
     Net (loss) income:
          As reported                              $ (108,378)  $  35,497
          Pro forma                                $ (108,378)  $  35,090

     Basic and diluted net (loss) income per
     share attributable to common stockholders:
          As reported                              $    (0.01)  $    0.00
          Pro forma                                $    (0.01)  $    0.00


     NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No.123R). This Statement is a revision of SFAS No.123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

          SFAS No. 123R is effective for the Company on January 1, 2006. The Company is evaluating the methods of adoption allowed by SFAS No. 123R and does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R


3.   INVENTORIES

     Inventories consist of the following:          MARCH 31,  DECEMBER 31,
                                                      2005         2004
                                                   ----------   ---------
     Raw material                                  $   98,055   $ 148,793
     Work-in-process                                   34,684      12,438
     Finished goods                                    15,864      33,166
                                                   ----------   ---------
                           Total                   $  148,603   $ 194,397
                                                   ==========   =========

    Inventories are stated at the lower of cost (first-in, first-out) or market.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004.

     For the three months ended March 31, 2005 (the "2005 Period"), we reported a net loss of $108,378 compared to a net income of $35,497, for the three months ended March 31, 2004 (the "2004 Period").

     Total revenues for the 2005 Period decreased 21% to $802,877 from $1,016,278 for the 2004 Period.

     Net product revenues for the 2005 Period were $507,588, a decrease of 23% from $662,015 for the 2004 Period. The decrease in net product revenues of $154,427 is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced demands from one of our major customers. Net service revenues for the 2005 Period were $295,289, a 17% decrease as compared to $354,263 for the 2004 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

     Gross Profit for the 2005 Period was $401,211 or 50% of revenues as compared to $498,880 or 49% of revenues for the 2004 Period. The slight improvement in gross profit, despite the overall decrease in sales, reflects our continuous effort to cut costs.

     Research and development expenses for the 2005 Period increased 4% to $94,461 from $90,924 for the 2004 Period.

     Selling and marketing expenses for the 2005 Period increased 55% to $139,342 from $90,174 for the 2004 Period. The increase is primarily due to increased marketing expenses along with increased sales personnel and travel related to the launching of RouteRider LE, our new mobile route accounting solution.

     General and administrative expenses for the 2005 Period decreased 2% to $275,797 from $281,090 for the 2004 Period. The decrease is the result of lower costs for legal and professional services.


     LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $129,311 and $10,273 from operations for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, our principal operating cash requirements were to fund our loss from operations, along with a decrease in deferred revenues, an increase in trade receivables and current assets, partially offset by a decrease in inventory, non-cash charges for depreciation and amortization and increase in accounts payable and accrued expenses. For the three months ended March 31,

2004, our principal operating cash requirements were to fund our increase in trade receivables and current assets, a decrease in deferred revenues and accrued expenses, offset by an increase in accounts payable, along with non-cash charges for depreciation and amortization, and net income from operations.

     We used cash of $5,607 and $5,989 for investing activities for the three months ended March 31, 2005 and 2004, respectively. In each three-month period, the cash was used for the purchase of capital equipment. As of March 31, 2005, we had no material commitments for capital expenditures.

     We used cash of $6,270 and $4,878 for financing activities for the three months ended March 31, 2005 and 2004, respectively. In each three-month period, the cash was used to make payments on obligations under capital leases.

     We incurred an accumulated deficit of approximately $18.3 million through March 31, 2005. As a result of this accumulated deficit, the report of our independent registered public accounting firm relating to the financials for 2003 and 2004 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to obtain additional financing, management will have to substantially reduce our level of operations. These circumstances raise substantial doubt about our ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SECURITIES LITIGATION REFORM ACT

     The foregoing discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NATIONAL DATACOMPUTER, INC.




May 16, 2005                               /s/ John P. Ward
                                           ----------------
                                           John P. Ward
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer (principal
                                           executive officer)




May 16, 2005                               /s/ Gerald S. Eilberg
                                           ---------------------
                                           Gerald S. Eilberg
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)

                                  EXHIBIT INDEX
                                  -------------





EXHIBIT NO.   TITLE
-----------   -----

31.1          Certification of the Chief Executive Officer.

31.2          Certification of the Chief Financial Officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.