Form 10QSB
period 2005-06-30
NATIONAL DATACOMPUTER INC
filed 2005-08-22
CIK 812880

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

                  For the Quarterly Period Ended: June 30, 2005

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

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of August 15, 2005 was 22,134,181.

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

        Unaudited Balance Sheets as of June 30, 2005
         and December 31, 2004.................................................3

        Unaudited Statements of Operations for the three and
         six months ended June 30, 2005 and 2004...............................4

        Unaudited Statement of Stockholders' Equity for the
           three and six months ended June 30, 2005............................5

        Unaudited Statements of Cash Flows for the six months
           ended June 30, 2005 and  2004.......................................6

        Notes to Unaudited Financial Statements................................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............12

ITEM 3. CONTROLS AND PROCEDURES...............................................16

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................17

ITEM 2. Changes in Securities and Small Business Issuer Purchases of
        Securities............................................................17

ITEM 3. Defaults upon Senior Securities.......................................17

ITEM 4. Submissions of Matters to a Vote of Security Holders..................17

ITEM 5. Other Information.....................................................17

ITEM 6. Exhibits..............................................................17

SIGNATURES....................................................................18

EXHIBIT INDEX.................................................................19

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   June 30,      December 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
Assets
Current Assets:
     Cash                                                                        $     88,099    $    266,463
     Accounts receivable, net of allowance for doubtful accounts of
       $1,296 in 2005 and 2004                                                        250,587         280,707
     Inventories                                                                      200,787         194,397
     Other current assets                                                              29,461          11,820
                                                                                 ------------    ------------
       Total current assets                                                           568,934         753,387
Fixed assets, net                                                                      91,089         116,481
Capitalized software development costs, net                                            54,382          86,920
                                                                                 ------------    ------------
       Total Assets                                                              $    714,405    $    956,788
                                                                                 ============    ============

Liabilities and stockholders' equity
Current Liabilities:
     Current obligations under capital lease                                     $      3,074    $      6,604
     Note payable, current portion                                                     54,000          54,000
     Accounts payable                                                                 335,094         223,367
     Accrued payroll and related taxes                                                143,705          95,300
     Other accrued expenses                                                            85,204          92,478
     Deferred revenues                                                                361,830         373,866
                                                                                 ------------    ------------
       Total current liabilities                                                      982,907         845,615
Obligations under capital lease, net of current portion                                10,688          16,964
                                                                                 ------------    ------------
       Total Liabilities                                                              993,595         862,579
                                                                                 ------------    ------------

Commitments

Stockholders' Equity (Deficit):
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; no shares issued or outstanding                                       --              --

     Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 shares issued and outstanding
       (liquidating preference of $2,400,000 )                                      2,105,832       2,105,832

     Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)        834,370         834,370

     Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference of $350,000)        324,639         324,639

     Preferred stock, Series E convertible $0.001 par value; 500 shares
       authorized, issued and outstanding (liquidating preference of $500,000)        273,880         273,880

     Preferred stock, Series F convertible $0.001 par value; 175 shares
       authorized; no shares issued or outstanding                                       --              --

     Common stock, $0.08 par value; 30,000,000 shares authorized; 22,134,181
       shares issued and outstanding at June 30, 2005 and December 31, 2004         1,770,733       1,770,733

     Capital in excess of par value                                                13,066,822      12,933,322
     Accumulated deficit                                                          (18,655,466)    (18,148,567)
     Stock subscriptions receivab(net of allowance for doubtful accounts
       of $351,269)                                                                      --              --
                                                                                 ------------    ------------
       Total Stockholders' Equity (Deficit)                                          (279,190)         94,209
                                                                                 ------------    ------------
       Total Liabilities and Stockholders' Equity                                $    714,405    $    956,788
                                                                                 ============    ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months                     Six Months
                                                     Ended                           Ended
                                          ----------------------------    ----------------------------
                                             June 30,       June 30,        June 30,        June 30,
                                               2005           2004            2005            2004
Revenues:
    Product revenue                       $    260,230    $    284,061    $    767,818    $    946,076
    Service and other revenue                  271,283         327,922         566,572         682,185
                                          ------------    ------------    ------------    ------------

                                               531,513         611,983       1,334,390       1,628,261

Cost of sales and services                     329,649         421,034         731,315         938,432
                                          ------------    ------------    ------------    ------------

                                               201,864         190,949         603,075         689,829
                                          ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                    90,070          86,677         184,531         177,601
    Selling and marketing                      131,870         116,128         271,212         206,302
    General and administrative                 244,779         242,613         520,576         523,703
                                          ------------    ------------    ------------    ------------

                                               466,719         445,418         976,319         907,606
                                          ------------    ------------    ------------    ------------

Loss from operations                          (264,855)       (254,469)       (373,244)       (217,777)

Other income (expense):
    Interest income                                664           2,155           1,668           2,155
    Other income                                  --              --                60            --
    Interest expense                              (830)           (995)         (1,883)         (2,190)
                                          ------------    ------------    ------------    ------------

Net loss                                  $   (265,021)   $   (253,309)   $   (373,399)   $   (217,812)
                                          ============    ============    ============    ============


Calculation of net loss per common share and dilutive share equivalents:


Net loss                                  $   (265,021)   $   (253,309)   $   (373,399)   $   (217,812)
Interest on preferred stock                    (66,750)        (66,750)       (133,500)       (133,500)
                                          ------------    ------------    ------------    ------------

Net loss attributable to
    common shareholders                   $   (331,771)   $   (320,059)   $   (506,899)   $   (351,312)
                                          ============    ============    ============    ============

Basic and diluted net loss per share      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                          ============    ============    ============    ============

Weighted average shares                     22,134,181      21,742,594      22,134,181      21,831,546
                                          ============    ============    ============    ============


                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------

                               PREFERRED STOCK SERIES B      PREFERRED STOCK SERIES C     PREFERRED STOCK SERIES D
                             ---------------------------   ---------------------------   ---------------------------

                                            NET ISSUANCE                  NET ISSUANCE                  NET ISSUANCE
                                SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004        2,400   $  2,105,832            900   $    834,370            350       $324,639

Net loss                              --             --             --             --             --             --

Interest on preferred stock           --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2005            2,400   $  2,105,832            900   $    834,370            350   $    324,639
                             ------------   ------------   ------------   ------------   ------------   ------------



                              PREFERRED STOCK SERIES E                   COMMON STOCK
                             ---------------------------   ------------------------------------------
                                                                                          CAPITAL IN                       TOTAL
                                            NET ISSUANCE                      PAR          EXCESS OF    ACCUMULATED    STOCKHOLDERS'
                                SHARES          PRICE         SHARES          VALUE        PAR VALUE      DEFICIT         EQUITY
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2004          500   $    273,880     22,134,181   $  1,770,733   $ 12,933,322   ($18,148,567)  $     94,209

Net loss                              --             --             --             --             --        (373,399)     ($373,399)

Interest on preferred stock           --             --             --             --         133,500       (133,500)           --


Balance at June 30, 2005              500   $    273,880     22,134,181   $  1,770,733   $ 13,066,822   ($18,655,466)     ($279,190)


                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

                          NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              Six Months Ended
                                                          ------------------------
                                                           June 30,      June 30,
                                                             2005          2004
                                                          ----------    ----------
Cash flows from operating activities:
     Net loss                                             $ (373,399)   $ (217,812)
     Adjustments to reconcile net loss to net
         cash used for operating activities:
         Depreciation and amortization                        65,083       101,322
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable        30,120      (140,040)
            (Increase) decrease in inventories                (6,390)       48,519
            Increase in other current assets                 (17,641)      (17,071)
            Increase (decrease) in accounts payable          111,731       (26,659)
            Increase (decrease) in accrued expenses           41,127       (29,068)
            Decrease in deferred revenues                    (12,036)      (25,779)
                                                          ----------    ----------
     Net cash used for operating activities                 (161,405)     (306,588)
                                                          ----------    ----------

Cash flows from investing activities:
     Purchases of fixed assets                                (7,153)      (49,345)

                                                          ----------    ----------
     Net cash used for investing activities                   (7,153)      (49,345)
                                                          ----------    ----------

Cash flows from financing activities:
     Principal payment on obligations
         under capital lease                                  (9,806)       (9,957)
                                                          ----------    ----------
     Net cash used for financing activities                   (9,806)       (9,957)
                                                          ----------    ----------

Net decrease in cash                                        (178,364)     (365,890)
Cash, beginning of period                                    266,463       690,826
                                                          ----------    ----------

Cash, end of period                                       $   88,099    $  324,936
                                                          ==========    ==========

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                               $      830    $    2,190
     Income taxes paid                                    $     --      $   15,050
Non-cash investing and financing activities:
         Decrease in cost of capitalized software
            due to decrease in accounts payable           $     --      $    4,650
         Accrued interest on preferred stock charged to
            accumulated deficit                           $  133,500    $  133,500


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

      LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred an accumulated deficit of approximately $18.7 million through June 30, 2005. As a result of this accumulated deficit, the report of its independent registered public accounting firm relating to the financials for 2004 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

         As of June 30, 2005, the Company had approximately $0.1 million in cash. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In order to improve its cash position, the Company has taken a number of steps to reduce operating expenses, while simultaneously pursuing sales opportunities. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements and therefore might require the Company to implement further cost saving action or attempt to obtain additional financing.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION
      ---------------------

         The accompanying unaudited interim financial statements do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended

      December 31, 2004 of National Datacomputer, Inc., as filed with the Securities and Exchange Commission.

         The balance sheet as of December 31, 2004 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-KSB for the year then ended.

      INTERIM PERIODS
      ---------------

         In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with instructions to Form 10-QSB, and Regulation S-B, and contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

      FINANCIAL INSTRUMENTS
      ---------------------

         Fair values for cash, accounts receivable, and accounts and notes payable approximate their carrying values at June 30, 2005 and December 31, 2004 due to their short maturities.

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

         Accounts receivable from four customers accounted for approximately 90% of total accounts receivable at June 30, 2005.

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

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ----------------------------    ----------------------------
                                                  June 30,        June 30,        June 30,        June 30,
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Net (loss) income:
     As reported                                $   (265,021)   $   (253,309)   $   (373,399)   $   (217,812)
     Pro forma                                  $   (265,021)   $   (253,716)   $   (373,399)   $   (218,626)

Basic and diluted net (loss) income per share
attributable to common stockholders:
     As reported                                $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
     Pro forma                                  $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)

      NEW ACCOUNTING PRONOUNCEMENST
      -----------------------------

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No.123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

         SFAS No. 123R is effective for the Company on January 1, 2006. The Company is evaluating the methods of adoption allowed by SFAS No. 123R and does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R


3.    INVENTORIES

      Inventories consist of the following:
                                                     JUNE 30,     DECEMBER 31,
                                                       2005           2004
                                                   ------------   ------------
      Raw material                                 $     80,699   $    148,793
      Work-in-process                                   102,503         12,438
      Finished goods                                     33,166
                                                                        17,585
                                                   ------------   ------------

                       Total                       $    200,787   $    194,397
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

    Our Datacomputer model DC4 can be equipped with our RouteRIDER(R) software, which is designed to be a powerful but easy-to-use route accounting system that can be customized based on the way our customers run their businesses. RouteRIDER(R) equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem. On June 1, 2004, we announced the signing of a distribution agreement with Micronet LTD, giving us exclusive rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico, subject to our meeting annual sales quotas as defined. The agreement enables us to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service. The new software, named RouteRider(R) LE, enables seamless integration of any host environment to mobile computers running on any wireless hand-held device that supports Microsoft's Pocket PC or Windows CE, while incorporating cell phone and Internet communications.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30,
    2004.

    For the three months ended June 30, 2005 (the "2005 Period"), we reported a net loss of $265,021 compared to a net loss of $253,309 for the three months ended June 30, 2004 (the "2004 Period").

    Total revenues for the 2005 Period decreased 13% to $531,513 from $611,983 for the 2004 Period.

    Net product revenues for the 2005 Period were $260,230, a decrease of 8% from $284,061 for the 2004 Period. The decrease in net product revenues of $23,831 is primarily due to decreased shipments of our inventory service products, mainly the DC5. Net service revenues for the 2005 Period were $271,283, a 17% decrease as compared to $327,922 for the 2004 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

    Gross profit for the 2005 Period was $201,864 or 38% of revenues as compared to $190,949 or 31% of revenues for the 2004 Period. The improvement in gross profit, despite the overall decrease in sales, is due to a decrease in manufacturing payroll costs of approximately $22,500 and a decrease in manufacturing occupancy cost of approximately $12,400.

    Research and development expenses for the 2005 Period increased 4% to $90,070 from $86,677 for the 2004 Period.

    Selling and marketing expenses for the 2005 Period increased 14% to $131,870 from $116,128 for the 2004 Period. The increase is primarily due to increased marketing expenses related to the launching of RouteRider LE, our new mobile route accounting solution.

    General and administrative expenses for the 2005 Period increased 1% to $244,779 from $242,613 for the 2004 Period. The increase is the result of higher occupancy cost offset by lower costs for legal and professional services.

    SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

    For the six months ended June 30, 2005 (the "2005 Period"), we reported a net loss of $373,399 compared to a net loss of $217,812 for the six months ended June 30, 2004 (the "2004 Period").

    Total revenues for the 2005 Period decreased 18% to $1,334,390 from $1,628,261 for the 2004 Period.

    Net product revenues for the 2005 Period were $767,818 a decrease of 19% from $946,076 for the 2004 Period. The decrease in net product revenues of $178,258 is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced demands form one of our major customers. Net service revenues for the 2005 Period were $566,572, a 17% decrease as compared to $682,185 for the 2004 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

    Gross Profit for the 2005 Period was $603,075 or 45% of revenues as compared to $689,829 or 42% of revenues for the 2004 Period. The improvement in gross profit, despite the overall decrease in sales, is due to a decrease in manufacturing payroll costs of approximately $64,000 and a decrease in manufacturing occupancy cost of approximately $22,700.

    Research and development expenses for the 2005 Period increased 4% to $184,531 from $177,601 for the 2004 Period.

    Selling and marketing expenses for the 2005 Period increased 31% to $271,212 from $206,302 for the 2004 Period. The increase is primarily due to increased marketing expenses along with increased sales personnel related to the launching of RouteRider LE, our new mobile route accounting solution.

    General and administrative expenses for the 2005 Period decreased 1% to $520,576 from $523,703 for the 2004 Period.

    LIQUIDITY AND CAPITAL RESOURCES

    We used cash of $161,405 and $306,588 from operations for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, our principal operating cash requirements were to fund our loss from operations, along with an increase in other current assets and inventories, partially offset by increases in accounts payable, accrued expenses and a decrease in trade receivables. For the six months ended June 30, 2004, our principal operating cash requirements were to fund our loss from operations, along with an increase in trade receivables and other current assets, a decrease in accounts payable, accrued expenses and deferred revenues, offset by a decrease in inventories, along with non-cash charges for depreciation and amortization.

    We used cash of $7,153 and $49,345 for investing activities for the six months ended June 30, 2005 and 2004, respectively. In each six-month period, the cash was used for the purchase of capital equipment. As of June 30, 2005, we had no material commitments for capital expenditures.

    We used cash of $9,806 and $9,957 for financing activities for the six months ended June 30, 2005 and 2004, respectively. In each six-month period, the cash was used to make payments on obligations under capital leases.

    We incurred an accumulated deficit of approximately $18.7 million through June 30, 2005. As a result of this accumulated deficit, the report of our independent registered public accounting firm relating to the financials for 2003 and 2004 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

                                       NATIONAL DATACOMPUTER, INC.


August 22, 2005                        /s/ John P. Ward
                                       ----------------------------------------
                                       John P. Ward
                                       Chairman of the Board, President and
                                       Chief Executive Officer (principal
                                       executive officer)

August 22, 2005                        /s/ Gerald S. Eilberg
                                       ----------------------------------------
                                       Gerald S. Eilberg
                                       Chief Financial Officer (principal
                                       financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         TITLE


31.1              Certification of the Chief Executive Officer.

31.2              Certification of the Chief Financial Officer.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.