Form 10QSB
period 2005-09-30
NATIONAL DATACOMPUTER INC
filed 2005-11-21
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2005

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of November 10, 2005 was 22,134,181.
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheets as of September 30, 2005 (unaudited)
           and December 31, 2004 (audited)                                 3

         Statements of Operations for the three and nine months ended
           September 30, 2005 and 2004 (unaudited)                         4

         Statement of Stockholders' Equity (Deficit) for the three
           and nine months ended September30, 2005 (unaudited)             5

         Statements of Cash Flows for the nine months ended
           September 30, 2005 and 2004 (unaudited)                         6

         Notes to Financial Statements                                     7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        12

ITEM 3.  CONTROLS AND PROCEDURES                                          16

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                17

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds      17

ITEM 3.  Defaults upon Senior Securities                                  17

ITEM 4.  Submissions of Matters to a Vote of Security Holders             17

ITEM 5.  Other Information                                                17

ITEM 6.  Exhibits                                                         17


SIGNATURES                                                                18

EXHIBIT INDEX                                                             19

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS

================================================================================

                                                                                  September 30,      December 31,
                                                                                       2005             2004
                                                                                    (unaudited)       (audited)
                                                                                   ------------      ------------
Assets
Current Assets:
    Cash                                                                           $    146,909      $    266,463
    Accounts receivable, net of allowance for doubtful accounts of
       $1,296 in 2005 and 2004                                                           81,060           280,707
    Inventories                                                                         173,022           194,397
    Other current assets                                                                 20,800            11,820
                                                                                   ------------      ------------
       Total current assets                                                             421,791           753,387
Property and equipment, net                                                              79,642           116,481
Capitalized software development costs, net                                              48,773            86,920
                                                                                   ------------      ------------
       Total Assets                                                                $    550,206      $    956,788
                                                                                   ============      ============

Liabilities and stockholders' equity (deficit)
Current Liabilities:
    Current obligations under capital lease                                        $      3,471      $      6,604
    Note payable, current portion                                                        54,000            54,000
    Accounts payable                                                                    413,393           223,367
    Accrued payroll and related taxes                                                   148,567            95,300
    Other accrued expenses                                                               95,135            92,478
    Deferred revenues                                                                   281,001           373,866
                                                                                   ------------      ------------
       Total current liabilities                                                        995,567           845,615
Obligations under capital lease, net of current portion                                  10,124            16,964
                                                                                   ------------      ------------
       Total Liabilities                                                              1,005,691           862,579
                                                                                   ------------      ------------

Commitments

Stockholders' Equity (Deficit):
    Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; no shares issued or outstanding                                         --                --

    Preferred stock, Series B convertible $0.001 par value; 4,200 shares authorized; 2,400 shares issued and outstanding
       (liquidating preference of $2,400,000 )                                        2,105,832         2,105,832

    Preferred stock, Series C convertible $0.001 par value; 900 shares
       authorized, issued and outstanding (liquidating preference of $900,000)          834,370           834,370

    Preferred stock, Series D convertible $0.001 par value; 350 shares
       authorized, issued and outstanding (liquidating preference of $350,000)          324,639           324,639

    Preferred stock, Series E convertible $0.001 par value; 500 shares
       authorized, issued and outstanding (liquidating preference of $500,000)          273,880           273,880

    Preferred stock, Series F convertible $0.001 par value; 175 shares
       authorized; no shares issued or outstanding                                         --                --

    Common stock, $0.08 par value; 30,000,000 shares authorized; 22,134,181
       shares issued and outstanding at June 30, 2005 and December 31, 2004           1,770,733         1,770,733

    Capital in excess of par value                                                   13,133,572        12,933,322
    Accumulated deficit                                                             (18,898,511)      (18,148,567)
                                                                                   ------------      ------------
       Total Stockholders' Equity (Deficit)                                            (455,485)           94,209
                                                                                   ------------      ------------
       Total Liabilities and Stockholders' Equity (deficit)                        $    550,206      $    956,788
                                                                                   ============      ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS (Unaudited)
================================================================================

                                                        Three Months                    Nine Months
                                                           Ended                           Ended
                                               ----------------------------    ----------------------------
                                               September 30,   September 30,   September 30,   September 30,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Revenues:
    Product revenue                            $    434,231    $    488,929    $  1,202,049    $  1,435,005
    Service and other revenue                       289,898         306,575         856,470         988,760
                                               ------------    ------------    ------------    ------------

                                                    724,129         795,504       2,058,519       2,423,765

Cost of sales and services                          427,803         500,647       1,159,118       1,439,079
                                               ------------    ------------    ------------    ------------

                                                    296,326         294,857         899,401         984,686
                                               ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                         89,768          89,409         274,299         267,010
    Selling and marketing                           132,447         143,290         403,659         349,592
    General and administrative                      250,150         219,113         770,726         742,816
                                               ------------    ------------    ------------    ------------

                                                    472,365         451,812       1,448,684       1,359,418
                                               ------------    ------------    ------------    ------------

Loss from operations                               (176,039)       (156,955)       (549,283)       (374,732)

Other income (expense):
    Interest income                                     419             894           2,087           3,049
    Other income                                       --                60            --
    Interest expense                                   (675)         (1,301)         (2,558)         (3,491)
                                               ------------    ------------    ------------    ------------

Net loss                                       $   (176,295)   $   (157,362)   $   (549,694)   $   (375,174)
                                               ============    ============    ============    ============


Calculation of net loss per common share and dilutive share equivalents:

Net loss                                       $   (176,295)   $   (157,362)   $   (549,694)   $   (375,174)
Interest on preferred stock                         (66,750)        (66,750)       (200,250)       (200,250)
                                               ------------    ------------    ------------    ------------

Net loss attributable to
    common shareholders                        $   (243,045)   $   (224,112)   $   (749,944)   $   (575,424)
                                               ============    ============    ============    ============

Basic and diluted net loss per share           $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)
                                               ============    ============    ============    ============

Weighted average shares                          22,134,181      22,134,181      22,134,181      21,831,546
                                               ============    ============    ============    ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
================================================================================

                                 Preferred Stock Series B    Preferred Stock Series C    Preferred Stock Series D
                                --------------------------  --------------------------  --------------------------

                                              Net issuance                Net issuance                Net issuance
                                   Shares        price         Shares        price         Shares         price
                                ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004           2,400  $  2,105,832           900  $    834,370           350  $    324,639

Net loss                                --            --            --            --            --            --

Interest on preferred stock             --            --            --            --            --            --

                                ------------  ------------  ------------  ------------  ------------  ------------

Balance at September 30, 2005          2,400  $  2,105,832           900  $    834,370           350  $    324,639
                                ============  ============  ============  ============  ============  ============


                                 Preferred Stock Series E                 Common Stock
                                --------------------------  ----------------------------------------
                                                                                         Capital in                     Total
                                              Net issuance                    Par          excess     Accumulated    stockholders'
                                   Shares         price        Shares        value      of par value     deficit      (deficit)
                                ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at December 31, 2004             500  $    273,880    22,134,181  $  1,770,733  $ 12,933,322  $(18,148,567)  $     94,209

Net loss                                --            --            --            --            --        (549,694)  $   (549,694)

Interest on preferred stock             --            --            --            --         200,250      (200,250)          --

                                ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance at September 30, 2005            500  $    273,880    22,134,181  $  1,770,733  $ 13,133,572  $(18,898,511)  $   (455,485)
                                ============  ============  ============  ============  ============  ============   ============

                   The accompanying notes are an integral part
                of these unaudited interim financial statements.

                           NATIONAL DATACOMPUTER, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

================================================================================

                                                                           Nine Months Ended
                                                                    ------------------------------
                                                                    September 30,     September 30,
                                                                        2005              2004
                                                                    ------------      ------------
Cash flows from operating activities:
     Net loss                                                       $   (549,694)     $   (375,174)
     Adjustments to reconcile net loss to net
         cash used for operating activities:
         Depreciation and amortization                                    99,125           154,522
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                   199,647          (192,979)
            Decrease in inventories                                       21,375           157,460
            Increase in other current assets                              (8,980)           (4,357)
            Increase (decrease) in accounts payable                      190,026           (23,121)
            Increase (decrease) in accrued expenses                       55,924           (35,667)
            Decrease in deferred revenues                                (92,865)         (147,501)
                                                                    ------------      ------------
     Net cash used for operating activities                              (85,442)         (466,817)
                                                                    ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                 (12,539)          (46,903)
     Additions to capitalized software development costs                 (11,600)
                                                                    ------------      ------------
     Net cash used for investing activities                              (24,139)          (46,903)
                                                                    ------------      ------------

Cash flows from financing activities:
     Principal payment on obligations
         under capital lease                                              (9,973)          (15,649)
                                                                    ------------      ------------
     Net cash used for financing activities                               (9,973)          (15,649)
                                                                    ------------      ------------

Net decrease in cash                                                    (119,554)         (529,369)
Cash, beginning of period                                                266,463           690,826
                                                                    ------------      ------------

Cash, end of period                                                 $    146,909      $    161,457
                                                                    ============      ============

Supplemental Disclosure of Cash Flows Information:

     Cash paid for interest                                         $      2,558      $      3,491
     Income taxes paid                                              $       --        $      5,980
Non-cash investing and financing activities:
         Purchase of property and equipment under capital lease     $       --        $     15,859
         Decrease in cost of capitalized software
            due to decrease in accounts payable                     $       --        $      4,650
         Accrued interest on preferred stock charged to
            accumulated deficit                                     $    200,250      $    200,250

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

      LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred an accumulated deficit of approximately $18.9 million through September 30, 2005. As a result of this accumulated deficit, the report of its independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2004 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

         As of September 30, 2005, the Company had approximately $150,000 in cash. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Unites States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation). These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2004, which are included in the Company's Form 10-KSB.

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

      FINANCIAL INSTRUMENTS

         Fair values for cash, accounts receivable, and accounts and notes payable approximate their carrying values at September 30, 2005 and December 31, 2004 due to their short maturities.

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

         Accounts receivable from four customers accounted for approximately 90% of total accounts receivable at September 30, 2005.

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

      NET LOSS PER SHARE

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

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                     ----------------------------   ----------------------------

                     September 30,  September 30,   September 30,  September 30,
                         2005           2004            2005            2004
                     -------------  -------------   -------------  -------------

      Net loss:
        As reported    $(176,295)     $(157,362)      $(549,694)     $(375,174)
        Pro forma      $(176,295)     $(157,769)      $(549,694)     $(376,395)

      Basic and diluted net loss per share attributable to common stockholders:

        As reported      $(0.01)        $(0.01)         $(0.03)        $(0.03)
        Pro forma        $(0.01)        $(0.01)         $(0.03)        $(0.03)


      NEW ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 123R is effective for the Company on January 1, 2006. The Company is evaluating the methods of adoption allowed by SFAS No. 123R and does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R.


3.    INVENTORIES

      Inventories consist of the following:       SEPTEMBER 30,   DECEMBER 31,
                                                      2005            2004
                                                  -------------   ------------
      Raw material                                  $  80,867       $ 148,793
      Work-in-process                                  78,962          12,438
      Finished goods                                   13,193          33,166
                                                    ---------       ---------
                      Total                         $ 173,022       $ 194,397
                                                    =========       =========


         Inventories are stated at the lower of cost (first-in, first-out) or market and are shown net of a reserve allowance for obsolescence and shrinkage of $584,051 as of September 30, 2005.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

   For the three months ended September 30, 2005 (the "2005 Period"), we reported a net loss of $176,295 compared to a net loss of $157,362 for the three months ended September 30, 2004 (the "2004 Period").

   Total revenues for the 2005 Period decreased 9% to $724,129 from $795,504 for the 2004 Period.

   Net product revenues for the 2005 Period were $434,231 a decrease of 11% from $488,929 for the 2004 Period. The decrease in net product revenues of $54,698 is primarily due to decreased shipments of our inventory service products, mainly the ICAL 100R. Revenues from this product are almost exclusively from customers who wish to continue to use their installed base of ICAL devices. We intend to continue supporting the ICAL product line to protect our customers' investments. Net service revenues for the 2005 Period were $289,898, a 5% decrease as compared to $306,575 for the 2004 Period.

   Gross profit for the 2005 Period was $296,326 or 41% of revenues as compared to $294,857 or 37% of revenues for the 2004 Period. The improvement in gross profit, despite the overall decrease in sales, is due to lower occupancy cost of our manufacturing department since their relocation to smaller facilities, lower cost of material and the reduction in amortization expenses on internally developed software.

   Research and development expenses for the 2005 Period increased less than 1% to $89,768 from $89,409 for the 2004 Period.

   Selling and marketing expenses for the 2005 Period decreased 8% to $132,447 from $143,290 for the 2004 Period. The decrease is primarily due to lower trade show expenses and professional services.

    General and administrative expenses for the 2005 Period increased 14% to $250,150 from $219,113 for the 2004 Period. The increase is the result of higher occupancy cost due to the allocation of unused space to G&A in addition to higher legal and audit services.

   NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

   For the nine months ended September 30, 2005 (the "2005 Period"), we reported a net loss of $549,694 compared to a net loss of $375,174 for the nine months ended September 30, 2004 (the "2004 Period").

   Total revenues for the 2005 Period decreased 15% to $2,058,519 from $2,423,765 for the 2004 Period.

   Net product revenues for the 2005 Period were $1,202,049 a decrease of 16% from $1,435,005 for the 2004 Period. The decrease in net product revenues of $232,956 is primarily due to decreased shipments of our inventory service products, mainly the DC5, which experienced reduced demands form one of our major customers. Net service revenues for the 2005 Period were $856,470, a 13% decrease as compared to $988,760 for the 2004 Period. The decrease is a result of fewer maintenance contracts for our route service products due to unfavorable economic conditions, along with customer constraints on spending.

   Gross Profit for the 2005 Period was $899,401 or 44% of revenues as compared to $984,686 or 41% of revenues for the 2004 Period. The improvement in gross profit, despite the overall decrease in sales, is due to lower occupancy cost of our manufacturing department since their relocation to smaller facilities, lower cost of material and the reduction in amortization expenses on internally developed software.

   Research and development expenses for the 2005 Period increased 3% to $274,299 from $267,010 for the 2004 Period.

   Selling and marketing expenses for the 2005 Period increased 15% to $403,659 from $349,592 for the 2004 Period. The increase is primarily due to increased marketing expenses along with increased sales personnel related to the launching of RouteRider LE, our new mobile route accounting solution.

   General and administrative expenses for the 2005 Period increased 4% to $770,726 from $742,816 for the 2004 Period.

   LIQUIDITY AND CAPITAL RESOURCES

   We used cash of $85,442 and $466,817 from operations for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, our principal operating cash requirements were to fund our loss from operations, along with a decrease in deferred revenues, offset by a decrease in trade receivable and an increase in accounts payable and accrued expenses. For the nine months ended September 30, 2004, our principal operating cash requirements were to fund our loss from operations, along with an increase in trade receivables and a decrease in deferred revenues, offset by a decrease in inventories, along with non-cash charges for depreciation and amortization.

   We used cash of $24,139 and $46,903 for investing activities for the nine months ended September 30, 2005 and 2004, respectively. In each nine-month period, the cash was used for the purchase of capital equipment and for the capitalization of internally developed software. As of September 30, 2005, we had no material commitments for capital expenditures.

   We used cash of $9,973 and $15,649 for financing activities for the nine months ended September 30, 2005 and 2004, respectively. In each nine-month period, the cash was used to make payments on obligations under capital leases.

   We incurred an accumulated deficit of approximately $18.9 million through September 30, 2005. As a result of this accumulated deficit, the report of our independent registered public accounting firm relating to the financials for 2004 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

   Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not Applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

ITEM 5. OTHER INFORMATION

   Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

      31.1      Certification of the Chief Executive Officer
      31.2      Certification of the Chief Accounting Officer
      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL DATACOMPUTER, INC.


November 18, 2005                       /s/ John P.Ward
                                        ----------------------------
                                        John P. Ward
                                        Chairman of the Board, President and
                                        Chief Executive Officer (principal
                                        executive officer)

November 18, 2005                       /s/ Bruna Bucacci
                                        ----------------------------
                                        Bruna Bucacci
                                        Chief Accounting Officer (principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.     TITLE


   31.1         Certification of the Chief Executive Officer.

   31.2         Certification of the Chief Accounting Officer.

   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.