Form 10KSB
period 2005-12-31
NATIONAL DATACOMPUTER INC
filed 2006-05-15
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The registrant had revenues of approximately $2.7 million during the fiscal year ended December 31, 2005. As of May 1, 2006, 22,586,681 shares of the registrant's common stock, $0.08 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $1,181,402 based on the closing price of $0.05 per share as reported by the OTC Bulletin Board.

Transitional Small Business Disclosure Format:  Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


PART I                                                                      PAGE

         Item 1.   Description of Business                                    2
         Item 1A.  Risk Factors                                               8
         Item 2.   Description of Property                                   14
         Item 3.   Legal Proceedings                                         14
         Item 4.   Submission of Matters to a Vote of Security Holders       14

PART II

         Item 5.   Market for Common Equity, Related
                   Stockholder Matters and Small Business Issuer
                   Purchases of Equity Securities                            15
         Item 6.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       16
         Item 7.   Financial Statements                                      23
         Item 8.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       23
         Item 8A.  Controls and Procedures                                   23
         Item 8B.  Other Information                                         24

PART III

         Item 9.   Directors, Executive Officers, Promoters and
                   Control Persons; Compliance With Section 16(a)
                   of the Exchange Act                                       24
         Item 10.  Executive Compensation                                    28
         Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                30
         Item 12.  Certain Relationships and Related Transactions            32
         Item 13.  Exhibits                                                  32
         Item 14.  Principal Accountant Fees and Services                    35
         Item 15.  Signatures                                                37

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

OVERVIEW

      National Datacomputer, Inc. (the "Company", "we", "us" or "our") is providing solutions through the use of mobile information systems in the distribution and inventory control market segment within the product supply chain. We design, manufacture, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, hand-held computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products. We were organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. Since that time we have delivered hardware and software solutions to the distribution and inventory audit markets we have targeted.

      Although a challenging year in many respects, we have had some very positive developments, such as an internationally recognized company in the food services industry selecting one of our products, RouteRider LE, for route accounting deployment throughout the United States and Europe. The handheld solution will interface with the J.D. Edwards system and is currently underway with a projected initial rollout in the second quarter of 2006. Another company, Accurate Inventory & Calculating Service, Inc. ("AICS"), has agreed to standardize on our inventory equipment. Our handheld computer, the DC5W, is a wireless secure technology that will assist in improving productivity, hopefully with results that will translate directly to AICS's bottom line. Further, AICS has agreed to upgrade all of their existing non wireless DC5 units to this new wireless technology. Along with our handheld computer, NDI-W.I.N. (Wireless Inventory Network) software and base stations will be deployed on many existing and future accounts.

      Our goal continues to be the leading supplier in the route accounting system and inventory services markets and in selected other market sectors which we may identify in the future. The key elements of this strategy include: (i) performing effective market research to assess the key essential elements of each sector; (ii) listening to our customers and prospects and then designing and building solutions that resolve inventory and supply chain product problems; and (iii) continuously updating hardware and software solutions to remain current with customers' needs as well as existing technology.

OUR PRODUCTS

      We design, manufacture, service, and distribute rugged, programmable hand-held computers, data collection devices, printers and associated accessories. We are also a leading implementer of software solutions, such as our Microsoft(TM) DOS(R)-based RouteRider product and the Microsoft(TM) Pocket PC(R)-based RouteRider LE product, for people who need portable solutions in the field rather than at a desk. We also provide additional software solutions specific to the inventory service market.

      OUR HARDWARE PRODUCTS

      Our hand-held Datacomputer(R) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full size alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock and splash resistant, and operate over a wide temperature range.

      Application programs for our Datacomputers are written on conventional desktop computers with commonly used programming languages and then executed on the Datacomputer or other supported hand-held devices. Application programs and data are stored in the Datacomputer's random access memory and can be readily changed by communicating revisions or new programs to the Datacomputer through the communications setup we provide. The Datacomputer can receive data from bar-code readers, other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. Our Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

      1. DATACOMPUTER MODEL DC5(TM)

      Launched in 2001, our Datacomputer Model DC5(TM) (the "DC5") is designed as a rugged, Microsoft(TM) Windows(R) CE-based mobile Datacomputer with optional radio frequency (RF) connectivity to provide fast, real-time, wireless transmission of collected data to a host computer, a process that can greatly reduce the cost of inventory data collection and management.

      We believe that the DC5 is an ideal inventory management solution for inventory service companies where having employees on the clock uploading collected data is an expensive, time-consuming task. An inventory service company is an organization that contracts with businesses that maintain large inventories, such as department or retail stores, to perform periodic physical inventories. As mentioned above, AICS agreed to standardize their equipment with our handheld computer, the DC5W. The DC5W is a wireless secure technology. AICS has also agreed to upgrade all of their existing non wireless DC5 units to this new wireless technology.

      The DC5 is designed to speed the inventory taking process by freeing employees from manually uploading information. Therefore, employees count continuously, increasing business productivity and cost effectiveness. It also allows inventory service companies to streamline their business processes with access to real-time data and real-time Stock Keeping Unit ("SKU") inventory information.

      The DC5 can also be used as an application software development platform to allow value added resellers and end-user customers to develop applications to meet specific customer requirements. Approximately 32% of our 2005 total revenue was attributed to sales of the DC5, down from 39% in 2004.

      2. DATACOMPUTER MODEL DC4(TM)

      Our Datacomputer Model DC4(TM) (the "DC4"), introduced in late 1997, is designed for use by the route service market. The DC4 is an advanced version of our now discontinued model DC3X in that it employs a faster processor and a faster internal modem. Besides those enhancements, the DC4 also incorporates two significant features not available in the DC3X, namely, a touch-screen for signature capture capability and optical communication capability.

      We offer the DC4 usually with our RouteRider(R) software designed specially for the DC4 Datacomputers. These solutions are typically called Pre-Sales System ("PSS") and Driver Sales System ("DSS"). Hybrids of these two systems have also become standard features, so that one set of software can easily use PSS and DSS functionality without the need for two versions or two computers. Typically the PSS includes a Datacomputer, software and various peripherals for use by customers who sell their products on routes and book the sales orders through dedicated sales forces. The DSS is used by customers who sell and invoice their products through delivery drivers and includes a Datacomputer, a portable or truck-mounted printer, peripherals and software.

      The PSS and DSS versions, along with the hybrid versions, allow the salesman or delivery person to access all of the distributor's information on the customer's account, as well as to input the customer's next delivery order.

      Approximately 4% of our 2005 total revenue was attributed to sales of the DC4, up from 3% in 2004.

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

      Approximately 3% of our 2005 total revenue was attributed to the sale of the ICAL 100R, down from 4% in 2004. Revenues generated by the ICAL 100R are almost exclusively from customers who wish to continue to use their installed base of ICAL devices. We intend to continue supporting the ICAL product line to protect our customers' investment in this technology.

         OUR TAILORED SOFTWARE SOLUTIONS

      1. ROUTERIDER(R) LE

      On June 1, 2004, we announced a distribution agreement with Micronet LTD, giving us rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico. The agreement enables us to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service.

      The software, named RouteRider(R) LE, is a mobile sales force automation application designed to increase efficiency, improve productivity and make companies more profitable and competitive by allowing sales and distribution personnel to gather, enter and share data at the point of work. Mentioned above, an internationally recognized company in the food services industry, selected RouteRider LE for deployment throughout the United States and Europe. The handheld solution will interface with the J.D. Edwards system and is currently underway with a projected initial rollout in the second quarter of 2006.

      We believe that RouteRider LE utilizes state of the art technology and 18 years of experience to provide a complete and comprehensive mobile solution for sales and route accounting applications, including pre-sale; van sale (DSD) and distribution. The sales/field force is equipped with handheld computers or PDA's (Personal Digital Assistants) and communicates to the host or back office system through a dedicated communication server. RouteRider LE is designed to enable sales and field representatives to receive timely and updated information needed to make decisions and close transactions effectively and efficiently.

      RouteRider LE runs on standard Microsoft(TM) Windows(R) operating systems. RouteRider LE software includes a communications server that mediates between the back office system and the PDAs. The server implements a unique development that greatly enhances communication data rates. The software is designed to include all of the functions that a sales person might perform during his or her work.

      RouteRider LE contains detailed information on customers, products, prices and promotions. Historical information, down to the line item detail, can also be supplied. Surveys, voice messages, notes, graphics, e-mails, business intelligence, accounts receivable and other information are designed to improve the efficiency of the sales person on a daily basis.

      2. ROUTERIDER(R)

      Our Datacomputers can be equipped with our Microsoft(TM) DOS-based version of RouteRider(R) software, which is designed to be a powerful but easy-to-use route service system that can be customized for customers based on the way they run their businesses. RouteRider-equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem or cellular phone.

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

      Once the results of daily activities are uploaded from the RouteRider Datacomputer to the communications server, the server uploads this new data to the customer's host system's route accounting, sales, distribution, accounts receivable ("A/R"), and inventory programs, thereby saving data-entry costs and eliminating transcription and keying errors. The server also downloads to the salesperson's RouteRider Datacomputer all the updated information needed for the next day's work--route schedule, customer files, history updates, customer specific pricing changes, promotions, updated A/R status, open invoices, and more. During the day, at each route stop, the driver takes the customer's inventory, calculates what new stock needs to be added, prints out a delivery slip for each customer and also captures customer signature. At the end of the day, a complete report of the driver's deliveries can be printed. According to a number of our customers, the use of our RouteRider Datacomputers has significantly improved driver efficiency.

      3. W.I.N.

      Our Wireless Inventory Network ("W.I.N.") software product is a Windows(R) application designed for the inventory service market to provide faster and more efficient inventory audits. W.I.N. is designed to deliver wireless connectivity through a radio frequency carrier of 2.4 GHZ over line-of-sight distances of up to 1,000 feet. Using our DC5 together with a PC base station allows the user to transmit each inventory record in real-time from up to 62 simultaneous multiple remote hand-helds. W.I.N. also delivers SKU scanning capability to allow the user control of their inventory down to an individual item level.

      4. WINTAKES

      Our Windows Inventory Taking System ("WINTAKES") software product is a Windows(R) application designed for the inventory service market. It runs on the DC5 and on a personal computer server, and is capable of generating over 45 specialized reports. WINTAKES gives the ability to import and edit the customer's item master file, perform a physical SKU or financial inventory, export the data into the customer's format, and generate specialized reports. It was designed to provide the most flexible and highest quality inventory solution for service companies, retailers, distributors, or anyone requiring a physical or financial inventory.

      5. ENHANCED FINANCIAL AUDIT

      Our Enhanced Financial Audit Software ("Enhanced FinAud") product was developed in 2002 to run on the DC5.

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

OUR MARKETS

      We currently focus on two markets for sales of our Datacomputers and software solutions:

      THE ROUTE ACCOUNTING SYSTEM MARKET. Route accounting involves concurrent order taking, product delivery, signature capture, inventory tracking, and asset control. Salespeople enter customer orders in our Datacomputers and use portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in the Datacomputer is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the Datacomputer.

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

MARKETING AND DISTRIBUTION

      Recognizing the need to focus our marketing resources, we have targeted our business strategy for Datacomputers and our software solutions to a limited number of markets. We currently focus on market sectors where businesses distribute their products through routes. We believe that the route sales and service market is attractive because: (i) customer acceptance of hand-held computers has been established in those sectors; (ii) customers have realized a substantial return on their investment in hand-held computers; and (iii) we enjoy a competitive advantage in this market due to our software and related services. We continue to believe that we have gained and maintain the leading position in the office coffee service market, and are penetrating the beverage distribution, bakery, snacks, and dairy markets.

      The DC5, both wireless and non-wireless, is sold to existing and new inventory service customers as well as the Value Added Reseller market as an application software development platform and/or as an inventory data collection solution using our application software. As a Windows CE-based solution, the DC5 provides a wide array of communication functions, from wireless, to IrDA and Ethernet 10 BaseT. Support for Bluetooth wireless is also included. Due to the high-speed keyboard and extremely rugged design, we believe the DC5 is highly suited to data collection in a wide range of environments.

      The ICAL 100R is sold principally to repeat inventory service customers who already have a sizable investment in their use and applications for ICAL products. We devote relatively few resources to generate additional sales of ICAL units above those demanded by our existing customers.

      DIRECT SALES FORCE

      We primarily sell and distribute our products through a direct sales force, which we believe offers the best method for marketing and selling our products. Direct selling is our primary strategy in the route sales and inventory service market. We believe that the key elements to successful direct selling include: (i) maintaining a well-qualified direct sales staff that is experienced in marketing and selling solutions to medium and large accounts;
(ii) using a consultative sales approach; (iii) offering excellent service and support; and (iv) maintaining outstanding customer references.

      SERVICE AND SUPPORT

      Superior service is a vital part of our competitive strategy and institutionally we emphasize the quality of both our hardware and software service. Our customer service department manages all installations, preparations and follow-up support. We provide depot repair services for our own manufactured hardware as well as other manufacturers' hand-helds.

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

      Approximately 47% of our 2005 total revenue was attributed to service and support sales.

      KEY CUSTOMERS

      During 2005, one customer who has been one of our top customers since 1992 accounted for approximately 13% of our total revenues. Additionally, in 2005 our top six customers collectively accounted for 48% of our total revenues. The majority of our customers place orders with us on a "as needed basis"; however there are times when a customer will place an order for delivery over a twelve month period.

      SOURCES OF SUPPLY

      We maintain raw material inventories and have close working relationships with our suppliers in order to ensure timely and reliable delivery of our raw materials. However, prolonged supply shortages would materially and adversely affect our manufacturing operations, business and financial performance.

      COMPETITION

      The market for our route service products is highly competitive and acutely influenced by advances in technology, new product introduction and price competition. Our competitors include Eleven Technology, Apacheta Corporation, BelTech Systems and Global Beverage Group, all of which have greater financial, marketing and technical resources than we do. In addition, larger corporations could enter the route sales and service segment of the hand-held computer market. We compete in the hand-held computer market on the basis of product features, software, quality and service.

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

EMPLOYEES

      As of December 31, 2005, we had 24 full-time employees and one subcontractor. Of these employees and subcontractor, four were engaged in sales and marketing, nine in service and customer support, three in hardware and software development, four in manufacturing and five in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

      We will need financing to continue our operations, generate revenue, to become profitable and sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve and sustain profitability, the Company's share price would likely decline.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL OR SELL ASSETS IN ORDER TO CONTINUE TO OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

     Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. In order to continue to fund the development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation. If we cannot raise sufficient additional capital through means available to us, it would adversely affect our ability to achieve our business objectives.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS IN FINITE FIELDS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

      Approximately 47% of our 2005 total revenue was attributed to service and support sales. During 2005, one customer who has been one of our top customers since 1992 accounted for approximately 13% of our total revenues. Additionally, in 2005 our top six customers collectively accounted for 48% of our total revenues.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO ADAPT AND/OR INTRODUCE NEW PRODUCTS IN A TIMELY FASHION.

     The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in customer preferences and other factors. Our future performance will depend on our ability to consistently:

     o identify emerging technological trends in our market;

     o identify changing customer requirements;

     o develop or maintain competitive technology, including new product offerings;

     o improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;

     o bring technology to market quickly at cost-effective prices; and

     o protect our intellectual property.

     We may not succeed in developing and marketing new products that respond to technological and competitive developments and changing customer needs, and such products may not gain market acceptance or be incorporated into the technology or products of third parties. Any significant delay or failure to develop new enhanced technologies, including new product offerings, and any failure of the marketplace to accept any new technology and product offerings would have a material adverse effect on our business, financial condition and results of operations.

COMPETITION IN THE HANDHELD COMPUTERIZED INVENTORY SOLUTIONS INDUSTRIES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     The computerized inventory industries are highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our products. In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     Due to the nature of our business and our competitive role in the industry, we will experience fluctuations in our quarterly operating results as we have in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

     o availability and pricing from our suppliers;

     o changes in the demand for our products by customers;

     o introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

     o rate and success of new customer development;

     o changes in our pricing policies or those of our competitors;

     o success in attracting, retaining and motivating qualified personnel;

     o changes in general economic conditions; and

     o obsolescence of inventory.

     A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs and is fixed. Our expense level is based in part on our expectations of future orders and sales, which are extremely difficult to predict. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

     Fluctuations in our operating results may also result in fluctuations in our common stock price. In such event, the trading price of our common stock would likely suffer and adversely affect our ability to raise capital and the value of your investment in the Company.

                          RISKS RELATED TO OUR COMPANY

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

     The auditors' reports on our financial statements for the years ended December 31, 2005 and 2004, contain explanatory paragraph about our ability to continue as a going concern. The Company has incurred an accumulated deficit of approximately $19.2 million through December 31, 2005, recorded a net loss of approximately $768,000 and $494,000 during 2005 and 2004 and used approximately $106,000 and $354,000 of cash in operations during 2005 and 2004. As of December 31, 2005, the Company had approximately $126,000 in cash and a negative working capital of $729,070. In the event the Company's operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to obtain additional financing, if required, management will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

     We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in Massachusetts. We will need to hire executives and a number of additional technical personnel if we are to sustain the development of new products and our ability to sell those products. Because competition for highly skilled technical personnel is so intense, companies in the Company's industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us.

WE DO NOT HAVE PRINTED CIRCUIT BOARD ASSEMBLY CAPABILITIES, AND AS A RESULT, WE WILL RELY ON OUTSIDE CONTRACT ASSEMBLER TO PRODUCE OUR PRINTED CIRCUIT BOARDS.

     We do not have printed circuit board solder and assembly capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside contract assembly houses to assemble our printed circuit boards. There are significant risks associated with our reliance on these assembler that can adversely affect our business, operating results and financial condition. These risks include:

     o the ability to maintain manufacturing relationships, the failure of which could result in significant delays in product introduction due to the time necessary to establish new relationships;

     o delays in production or shortages in product delivery as a result of production problems at outside contractors;

     o the loss of manufacturing priority that may limit our ability to obtain products on schedule;

     o limited control over product quality that could result in product returns and the loss of customers;

     o inability to control manufacturing yield that could increase production costs, thereby reducing sales potential and operating margins; and

     o lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

NEITHER OUR DISCLOSURE CONTROLS AND PROCEDURES NOR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING CAN PREVENT ALL ERRORS OR FRAUD.

     Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, these inherent limitations expose us to breakdowns in such controls and procedures.

                   RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

     Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

     We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries in which we operate.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH THAT COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

     From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

     Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties' proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our or our customers' misappropriation or infringement of the intellectual property will be successful.

                       RISKS RELATING TO OUR COMMON STOCK

CAPITAL BANK GRAWE GRUPPE AG AND ITS CUSTOMERS OWN SUFFICIENT SHARES OF OUR COMMON STOCK AND VOTING EQUIVALENTS TO SINGULARLY DETERMINE THE RESULTS OF ANY STOCKHOLDER VOTE AND CONTROL OUR BOARD OF DIRECTORS.

      As of May 1, 2006, Capital Bank Grawe Group AG and its customers held 17,959,741 shares of our common stock and all of our 4,150 shares of preferred stock. As discussed further under Item 11 of this Annual Report on Form 10-KSB, these holdings by Capital Bank and its customers constitute approximately 97% of our common stock on an as converted basis as of May 1, 2006. Accordingly, Capital Bank and its customers can determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as the sale of our company. In addition, since we currently have only 30,000,000 shares of common stock authorized for issuance, we would have to obtain stockholder approval before issuing shares of common stock upon conversion of the preferred stock.

IF CAPITAL BANK AND ITS CUSTOMERS WERE TO CONVERT THEIR PREFERRED STOCK THEY WOULD CURRENTLY CONTROL APPROXIMATELY 97% OF OUR COMMON STOCK AND WE WOULD BE FORCED TO SEEK SHAREHOLODER APPROVAL FOR AN INCREASE IN OUR CAPITALIZATION.

      The Preferred Stock was convertible into approximately 130,500,000 shares of our common stock on May 1, 2006, on the basis of an average closing bid price for our common stock of approximately $0.053 per share in the five trading days prior to that date. We currently have 30,000,000 shares of common stock authorized for issuance; therefore we would have to obtain stockholder approval before issuing the shares upon conversion. This percentage could increase if the market for our shares continues to fall.

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

      Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often limited and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE NASD'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

      Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

      In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

     The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results, or for other reasons that are not related to the performance of our business. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature of our business, the market price for our common stock may rise and fall in response to various factors, including:

     o announcements of technological innovations or new products, or competitive developments;

     o investor perceptions and expectations regarding our or our competitors' products;

     o acquisitions or strategic alliances by us or our competitors; and

     o the gain or loss of a significant customer or order

In addition, market fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock.

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. We received a notice from the OTC Bulletin Board dated April 21, 2006 concerning our failure to timely file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. OTC Bulletin Board advised us that our common stock would be removed from the OTC Bulletin Board if we failed to file our annual report by May 19, 2006. In addition, under the rules of the OTC Bulletin Board, if we fail to timely file our periodic reports with the SEC two more times within 24 months, our common stock will be ineligible for quotation on the OTC Bulletin Board for one year. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

ITEM 2.      DESCRIPTION OF PROPERTY.

      We maintain our principal offices and manufacturing operations in a leased 14,509 square foot facility in Billerica, Massachusetts. Our lease expires on September 30, 2008. The annual base rent for our leased facilities is approximately $98,000. The lease contains an option for renewal, and requires, among other things, that we will pay to our landlord as additional rent our pro rata share of certain operational and maintenance costs at the facility during the term of the lease. We believe that our facilities are adequate for our current needs and that additional space, if required, may be available at competitive rates

ITEM 3.      LEGAL PROCEEDINGS.

      We are not a party to any legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock trades on the OTC Bulletin Board ("OTC") under the symbol IDCP. On May 1, 2006, the last sale price for our common stock as reported by OTC was $0.05 per share.

      For the periods indicated below, the table sets forth the range of high and low last sale prices for our common stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual retail transactions.

                                                              HIGH      LOW
                                                              ----      ---
                                             2004

          First Fiscal Quarter                               $ 0.29   $ 0.15
          Second Fiscal Quarter                                0.26     0.12
          Third Fiscal Quarter                                 0.12     0.08
          Fourth Fiscal Quarter                                0.12     0.08

                                             2005

          First Fiscal Quarter                               $ 0.12   $ 0.10
          Second Fiscal Quarter                                0.10     0.09
          Third Fiscal Quarter                                 0.26     0.10
          Fourth Fiscal Quarter                                0.20     0.08

      As of May 1, 2006, there were approximately 2,289 stockholders of record of our common stock.

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

UNREGISTERED SALES OF SECURITIES

      During the year ended December 31, 2005, in consideration of services rendered and in lieu of salary increases, we issued an aggregate of 452,500 unregistered shares of our common stock valued at $.08 per share on date of grant to the following:

                   NAME                     NUMBER OF SHARES       DATED
             William R. Smart                    93,750       December 29, 2005
             John H. MacKinnon                   93,750       December 29, 2005
             Estate of Kenneth B Brater          93,750       December 29, 2005
             Estate of Gerald S. Eilberg         96,250       December 29, 2005
             Bruna A. Bucacci                    75,000       December 29, 2005

      The offerings were conducted as private placements pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ISSUER REPURCHASES OF EQUITY SECURITIES

      During the year ended December 31, 2005, we did not repurchase any shares of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a recognized leader in technology in two markets, Inventory Services and Direct Store Delivery ("DSD") or Route Accounting. We have utilized our expertise in these markets since our inception.

    Today we provide hardware and software solutions, both batch and wireless, to the Inventory Services market. This market has a few large companies and many smaller ones. We plan to continue providing our products, services and software to this market primarily in North America but also to our Asian clients. This market is characterized by the need to verify inventory accurately and quickly. Future opportunities exist in our ability to work with the larger players in this market. Being successful in this endeavor will be significantly beneficial to us.

    In the DSD market we have accumulated over 18 years of experience by developing an installed base of well over a hundred clients in the 1990's. This experience or knowledge will be the driving force in our growth for this sector. In June 2004 we signed a distribution partnership with Micronet, LTD, giving us rights to market, sell and support a new mobile accounting software product. Since that time we have worked with Micronet to modify this software so that it conforms to the North American market. We plan to increase our sales team in order to drive revenues. In the 1990's we grew the company based on our success in this market. The increased revenues will give us the ability to boost productive partnerships with software and hardware partners. In addition we also plan to design and develop ancillary application software to go along with the existing DSD software. By doing these two things we will be able to:

     o Expand the market into non DSD sales

     o Increase our margins

     o Increase our competitive capabilities

     o Improve our overall position as a preferred vendor for these products and services.

      In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our facilities by approximately 25% and diminishing our health insurance premiums by increasing employees' contributions. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2006.

     CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

     We assess collectibility based on a number of factors, including past transaction and collection history with a customer. If we determine that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. Our normal payment terms are 30 days from invoice date. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and percentage of our accounts receivable by aging category. In determining these estimates, we look at historical write-offs of our receivables and review each customer's account to identify any specific collection issue. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2005 and 2004, an allowance of $1,296 was provided for doubtful accounts.

     INVENTORIES. Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. We record a provision for excess and obsolete inventory when impairment is identified through our review process. Obsolete inventory and inventory in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses. In 2005, we recorded an inventory provision for excess and obsolete inventory of approximately $12,000, which has been reflected in cost of revenues. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2005 and 2004, an allowance of $585,728 and $599,755, respectively, was provided for excess and obsolete inventory.

     CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS. Costs associated with the development of computer software are charged to operations prior to establishment of technological feasibility, as defined by Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized.

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

     No software costs were capitalized or written down during 2005. Amortization of capitalized software costs was $61,499 and $117,156 for the years ended December 31, 2005 and 2004, respectively.

     ACCOUNTING FOR INCOME TAXES. We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets that have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred through 2005 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $3,386,000 as of December 31, 2005. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

      REVENUE

      Our total revenue for the year ended December 31, 2005 decreased 18% to $2,672,472 compared to $3,248,236 for the comparable prior year.

      Product revenues for the year ended December 31, 2005 decreased 27% to $1,410,128 compared to $1,939,051 for the prior year. The decrease in revenue is primarily attributable to a large roll-out of our inventory service products, the DC5, during the year ended December 31, 2004. We continue to experience growth in sales of our route service products running our original RouteRider software; we have also begun shipments of a new generation software product, RouteRider LE ("RRLE"). RRLE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and soon WindowsMobile
2005), databases and utilizes cellular, Wi-Fi, and Bluetooth communications protocols. We ended 2005 with a backlog for RRLE of approximately $700,000 which will be shipped in the first half of 2006.

      Service revenues for the year ended December 31, 2005 decreased 4% to $1,262,344 compared to $1,309,185 for the prior year. This decrease is a result of fewer support service contracts for our route service products offset by revenue recognized for training and support of our new RRLE software.

      Our gross profit as a percentage of total revenues was 44% for the year ended December 31, 2005, an increase from 41% for the year ended December 31, 2004. The improvement in gross profit, despite the overall decrease in sales, is due to lower occupancy cost of our manufacturing department since their relocation to smaller facilities, lower cost of material and the reduction in amortization expenses on internally developed software.

      OPERATING EXPENSES

      Total operating expenses of $1,941,987 increased 7% for the year ended December 31, 2005 from $1,821,691 for the comparable prior year.

Operating expenses consist of the following for the year ended:

                                2005         2004      VARIANCE IN   VARIANCE IN
                                                           $'S           %

Research and development     $  362,987   $  352,654   $   10,333        3%
Selling and marketing           529,790      489,055       40,735        8%
General and administrative    1,049,210      979,982       69,228        7%

             TOTAL           $1,941,987   $1,821,691   $  120,296        7%

      Research and development expenses increased $10,333 or 3% for the year ended December 31, 2005 as compared to the prior year. Had we not utilized research personnel and resources to build capitalized automated test fixtures for each of our inventory products totally approximately $75,000 in 2004, our research and development expenses would have actually decreased by 15% for the year ended December 31, 2005 due to the reductions in 2005 in the use of outside subcontractors as a result of diminished spending on internally developed product software.

      Selling and marketing expenses increased $40,735 or 8% for the year ended December 31, 2005 as compared to the prior year. The increase is primarily due to increased sales personnel related to the launching of RouteRider LE, our new mobile route accounting solution.

      General and administrative expenses increased $69,228 or 7% for the year ended December 31, 2005 as compared to the prior year. The increase is primarily attributable to a reallocation of occupancy charge of approximately $50,000 to general and administrative for under utilized leased space during the first nine months of 2005, and an increase in directors' fees of approximately $23,000.

      LIQUIDITY AND CAPITAL RESOURCES

      We had a negative working capital of $729,070 as of December 31, 2005 as compared to a negative working capital of $92,228 as of December 31, 2004. During the year ended December 31, 2005, we used cash of $106,242 for operating activities. Our principal operating cash requirements were to fund our loss from operations of $767,634, along with an increase in other current assets of $35,188 due to prepayment for raw material inventories and a decrease in deferred revenues of $24,580 due to non-renewal of some of our customer annual maintenance contracts. These were partially offset by an increase in accounts payable and accrued expenses of $170,124 due to cash constraints, an increase in customer deposits of $228,567, and a decrease in trade receivables of $141,546.

      During the year ended December 31, 2005, we used cash of $24,139 for investing activities. The cash was used for the purchase of capital equipment and capitalized software. As of December 31, 2005, we had no material commitments for capital expenditures.

      During the year ended December 31, 2005, we used cash of $10,574 to make payments on obligations under capital leases.

      We have an accumulated deficit of approximately $19,183,000 through December 31, 2005. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

      In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our facilities by approximately 25% and diminishing our health insurance premiums by increasing employees' contributions. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2006.

      We have re-aligned our spending from administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. We are exploring all opportunities to improve our financial condition by aggressively pursuing potential sales. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing.

      We maintain adequate levels of inventory and have not experienced any interruption of supplies or services from vendors.

      On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2005; however, the event of default was waived by the holder, and payments have recommenced in March 2006. At December 31, 2005, the note payable balance was $54,000.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

      The Company leases its office facilities under an operating lease expiring September 30, 2008. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $212,846 and $237,527 for the years ended December 31, 2005 and 2004, respectively. On September 2005 we reduced our facilities by about 25% and renewed our lease for another three years.

      The Company also leases certain equipment under capital leases expiring at various dates through 2009. The total cost of equipment recorded under these capital leases was $248,589 at December 31, 2005 and 2004.

       Minimum future lease commitments under operating and capital leases at December 31, 2005 are as follows:

                                                  OPERATING       CAPITAL
                                                  ---------       -------

          2006                                   $  151,803     $    4,998
          2007                                      163,593          4,998
          2008                                      124,740          4,998
          2009                                         --            2,915
                                                 ----------     ----------

          Total Minimum Lease Payments           $  440,136         17,909
                                                 ==========
          Less: amount representing interest                         4,915
                                                                ----------
          Present Value                                         $   12,994
                                                                ==========

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which revised SFAS No. 123 and superseded APB Opinion No.25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements, effective for the Company as of January 1, 2006. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the ability to account for such transactions using the intrinsic method currently used by the Company. SFAS 123R is effective for the Company beginning January 1, 2006 at which time the Company will adopt the modified prospective transition method. The impact of this requirement on the Company's financial statements is not expected to be material.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. In accordance with this guidance, the Company will adopt SFAS 123R in the first quarter of fiscal 2006 with the methods required by SAB 107.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 151 to have a material impact on its results of operations or financial position.

      In June 2005, the FASB issued SFAS No.154 "Accounting Changes in Error Corrections" (SFAS No. 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, to prior years' financial statements, as the required method for reporting a change in accounting principle and the reporting of an error unless it is not practical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

          CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

ARE MANAGEMENT'S PRESENT EXPECTATIONS OF FUTURE EVENTS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS: OUR INABILITY TO FURTHER IDENTIFY, DEVELOP AND ACHIEVE COMMERCIAL SUCCESS FOR NEW PRODUCTS AND TECHNOLOGIES; THE POSSIBILITY OF DELAYS IN PRODUCT DEVELOPMENT, MANUFACTURING AND SHIPMENT; THE LEVELS AND TIMING OF PAYMENTS BY OUR CUSTOMERS; THE DEVELOPMENT OF COMPETING PRODUCTS; OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES; PATENT-INFRINGEMENT CLAIMS; AND RISKS OF NEW, CHANGING AND COMPETITIVE TECHNOLOGIES AND REGULATIONS IN THE UNITED STATES AND INTERNATIONALLY, AND OTHER FACTORS DISCUSSED UNDER THE HEADING "RISK FACTORS" CONTAINED IN ITEM 1A OF THIS ANNUAL REPORT.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As reported on a Current Report on Form 8-K filed November 14, 2005, BDO Seidman, LLP resigned on November 4, 2005, as the Company's independent registered public accounting firm. On that same date, the Audit Committee of the Company's Board of Directors engaged Carlin, Charron & Rosen, LLP to serve as the independent registered public accounting firm to audit the Company's financial statements as of and for the fiscal year ended December 31, 2005. There have been no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to our accountants' satisfaction, would have caused our accountants to make reference thereto in their report on our financial statements..

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

ITEM 8B.     OTHER INFORMATION.

      During the year ended December 31, 2005, in consideration of services rendered and in lieu of salary increases, we issued an aggregate of 452,500 unregistered shares of our common stock, valued at $.08 par value per share on the date of grant, to our directors and officers.

      On March 7, 2006 William B. Berens was named President and Chief Executive Officer upon the retirement of John P. Ward who will continue as the Chairman of the Board of Directors

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Our Board of Directors was reduced from five to three members due to the passing of two of our directors Gerald S. Eilberg and Kenneth B. Brater in November 2005. We are currently in the process of recruiting new members to fill the vacancies. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each of our current directors was elected to the Board and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                                   YEAR
                                   FIRST BECAME
NAME                    AGE        DIRECTOR            POSITION
----                    ---        --------            --------

John P. Ward            78         1967                Chairman of the Board

William R. Smart        84         1989                Director

John H. MacKinnon       65         2004                Director

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

         The background of each of our current directors is as follows:

      JOHN P. WARD has served on our Board of Directors since our formation and on the Board of our predecessor in interest since 1967, and has served as our Chairman since April 2001. He also served as President and Chief Executive Officer from April 2001 until March 2006. From February 1996, through March 2001, Mr. Ward served as founder, director, and Chairman Emeritus of MIDAS Vision Systems, Inc., a privately held company specializing in machine vision systems for automatic optical inspections. Prior to MIDAS, Mr. Ward served for a period of fifteen years in the capacity of electronics design engineer for the Raytheon Company. Mr. Ward has 34 years of experience as an entrepreneur during which he co-founded three high-tech companies, while managing all aspects of new venture operations.

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

      JOHN H. MACKINNON has served as one of our directors and Chairman of the Audit Committee since March 2004. Mr. MacKinnon joined PricewaterhouseCoopers LLP in 1968 and was a partner from 1978 until his retirement in 1999. Mr. MacKinnon served as a part-time consultant to the Company under an arrangement that was terminated as of February 27, 2004. Mr. MacKinnon also serves on the Boards of Directors of Lojack Corporation and Biosphere Medical Inc. Mr. MacKinnon is a Certified Public Accountant and is active in community affairs, including serving on the Boards of Trustees of Emmanuel College, Laboure College and Blessed John XXIII National Seminary.

      Our Board of Directors has determined that John H. MacKinnon and William
R. Smart are "independent directors" in accordance with the rules of The NASDAQ Stock Market, Inc.

AUDIT COMMITTEE

      The Audit Committee of our Board of Directors consists of two members, John H. MacKinnon (Chairman), who joined the committee upon his election to the Board on March 1, 2004, and William R. Smart. The members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Mr. MacKinnon is an "audit committee financial expert," as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.

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

      The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is not governed by an audit committee charter; however the Audit Committee and the Board of Directors anticipate adopting an audit committee charter during 2006.

      The Audit Committee has met with the Company's independent registered public accountants, Carlin, Charron & Rosen, LLP, to discuss the results of its audit, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met twice in 2005.

         AUDIT COMMITTEE REPORT

      This Audit Committee Report reviews actions taken with respect to the Company's financial statements for the year ended December 31, 2005.

      The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. Carlin, Charron & Rosen, LLP, the Company's independent registered public accounting firm, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2005, the Audit Committee took the following actions:

   o Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2005, with management and Carlin, Charron & Rosen, LLP;

   o Discussed with Carlin, Charron & Rosen, LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

   o Received written disclosures and the letter from Carlin, Charron & Rosen, LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with Carlin, Charron & Rosen, LLP its independence. The Audit Committee considered, with a view to maintaining the independence of its independent registered public accounting firm, the nature and scope of the non-audit services supplied to the Company by its independent registered public auditors.

   o The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Committee determined appropriate.

      The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not employed by the Company for accounting or financial management or for any aspects of the Company's system of internal accounting control. The members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the Company's independent registered public accounting firm. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained procedures that are designed to assure compliance with accounting standards and applicable laws and regulations. In addition, the Audit Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).

      Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, the audited financial statements for the year ended December 31, 2005 being included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 to be filed with the Securities and Exchange Commission.

                                                             The Audit Committee
                                                     John H. MacKinnon, Chairman
                                                                William R. Smart

NOMINATING, COMPENSATION AND GOVERNANCE COMMITTEE

      The Nominating, Compensation and Governance Committee of the Board of Directors consists of two members, John H. MacKinnon (Chairman) and William R. Smart. The committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures, including determination of the compensation for our Chief Executive Officer. The committee also makes recommendations to the full Board as to the size and composition of the Board and makes recommendations as to particular nominees. The committee considers nominations for our Board in accordance with our Restated By-Laws, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB. The Committee also reviews and makes recommendations to the full Board concerning corporate governance matters. The members of the Nominating, Compensation and Governance Committee qualify as independent under the definition promulgated by the NASDAQ Stock Market.

EXECUTIVE OFFICERS

      Our executive officers, their ages and positions with the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------

William B. Berens         52        President and Chief Executive Officer

Bruna A. Bucacci          52        Chief Accounting Officer and Director of
                                    Operations

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

      The following is a brief summary of the background of each of our executive officers.

      WILLIAM B. BERENS has served as our President and Chief Executive Officer since March 2006. Mr. Berens joined us on May 2003 as a consultant and then on March 1, 2004 became our Vice President of Sales and Marketing. Prior to joining us, Mr. Berens served as business consultant to high-tech companies. He was Vice President of business development for Tower Technology from 2001 to 2002, and for Interleaf (later acquired by BroadVision) from 1998 to 2000. Mr. Berens has spent the past 25 years in the information processing industry in a variety of positions and industries. From 1978 to 1991 Mr. Berens served in various management capacities with Wang Laboratories, with his largest responsibility managing over 200 people and $60M in revenue. In 1991, he became Director of Business Systems for Siemens Nixdorf Information Systems, and was responsible for image and data entry sales in the U.S. market. In 1996 he joined DSA - Software as Vice President of Sales, but quickly became President of the warehouse management systems company. Mr. Berens graduated from Boston College in 1976 with a BS in Computer Science and Economics.

      BRUNA A. BUCACCI has served as our Chief Accounting Officer since November 2005. Ms. Bucacci joined us in May 1996 as our Controller. In April 2004 she also assumed the position of Director of Operations. Prior to joining our firm, Ms. Bucacci was Corporate Controller for Thermedics Detection,

Inc. from 1991 to 1996. From 1984 to 1991 she held the position of Assistant Controller for Thermedics Inc. Prior to that time Ms. Bucacci held various managerial positions for Thermo Electron, Inc. Ms. Bucacci is a graduate of Boston College where she received a BS degree in Mathematics and a graduate of Bentley College where she received a BS degree in Accounting.

None of our executive officers or directors is related to any other executive officer or director.

CODE OF ETHICS

      We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our principal financial and accounting officers. The text of the code of ethics is filed as an exhibit to our Annual Report on Form 10-KSB and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary at National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821. Disclosure regarding any amendments to or waivers from, provisions of the code of ethics that apply to our financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

      To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2005, except that an Initial Statement of Beneficial Ownership of Securities on Form 3 for Bruna A. Bucacci, who became an executive officer on November 18, 2005, was filed late; and Statement of Changes of Beneficial Ownership of Securities on Form 4 for our officers John P. Ward, William B. Berens and Bruna A. Bucacci and for our directors John H. MacKinnon and Bill Smart for stock grants on December 29, 2005 were not filed.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

      The following table sets forth the compensation paid during the three years ended December 31, 2005, to (i) our Chief Executive Officer and (ii) up to three of our next most highly compensated executive officers who earned total compensation in excess of $100,000 during the year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                 LONG TERM COMPENSATION
                                                                                          AWARDS
                                                                                                  NO. OF
                                                                                RESTRICTED      SECURITIES
                                                                 OTHER ANNUAL      STOCK        UNDERLYING
                                               SALARY    BONUS   COMPENSATION     AWARDS       OPTIONS/SARS
                                               ------    -----   ------------     ------       ------------
     NAME AND PRINCIPAL POSITION      YEAR       ($)      ($)
John P. Ward (1)                      2005    $126,180     -          -
   President and CEO                  2004     155,468     -       16,458(2)
                                      2003     174,205     -       16,614(3)

William B. Berens (4)                 2005    $130,580     -
   Vice President of Sales            2004     105,468     -
                                      2003        -        -

Gerald S. Eilberg (1), (5)            2005    $104,150     -                     7,700(6)
Senior Vice President of              2004    $117,321     -
Finance  and Admin and CFO            2003     119,453     -

(1) Effective August 16, 2004, Mr. Ward and Mr. Eilberg agreed to defer 20% of their annual compensation because of the Company's cash position.

(2) Includes $12,064 for a corporate apartment and the balance for reimbursement of travel expenses from Mr. Ward's home.

(3) Includes $12,677 for a corporate apartment and the balance for reimbursement of travel expenses from Mr. Ward's home.

(4)   Mr. Berens joined us as our Vice President of Sales on March 1, 2004.

(5) Mr. Eilberg, our former Senior Vice President of Finance and Administration passed away on November 18, 2005.

(6) The stock award consists of 96,250 shares valued at $.08 per share on the date of grant, December 29, 2005. These shares are not subject to a right of repurchase by the Company.

                        OPTION GRANTS IN FISCAL YEAR 2005

         We did not grant any stock options to our executive officers or directors during the year ended December 31, 2005.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2005
                        AND FISCAL YEAR-END OPTION VALUES

      The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2005. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2005.

                                                                      NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING         VALUE OF
                                                                     UNEXERCISED       UNEXERCISED
                                                                      OPTIONS/        IN-THE-MONEY
                                                                        SARS             OPTIONS
                                                                      AT FY-END         AT FY-END
                                    SHARES ACQUIRED      VALUE      EXERCISABLE/      EXERCISABLE/
                                      ON EXERCISE       REALIZED    UNEXERCISABLE     UNEXERCISABLE
                  NAME                    (#)             ($)            (#)             ($)(1)
                  ----                    ---             ---            ---             ------
John P.Ward,                               0               $0         10,000/0             $0
  President and CEO

The estate of Gerald S. Eilberg            0               $0         200,000/0            $0
  Senior Vice President Finance
  & Admin. and CFO (2)

William B. Berens                          0               $0            0/0               $0
   Vice President of Sales

(1) In-the-Money options are those options for which the fair market value of the underlying shares of common stock is greater than the exercise price of the option. There were no unexercised in-the-money options at year end, based on a value of $0.08 per share, the closing bid price of our common stock on the OTC Bulletin Board on December 31, 2005, less the per share exercise price. Mr. Eilberg's estate had exercisable options to purchase 200,000 shares of our common stock at exercise prices of $0.75. These options are due to expire on November 18, 2008. Mr. Ward had exercisable options to purchase 10,000 shares of our common stock at exercise prices of $0.75 per share.

(2) Mr. Eilberg, our former Senior Vice President of Finance and Administration and CFO passed away on November 18, 2005.

COMPENSATION OF DIRECTORS

      Our non-employee directors receive:

      o  an annual retainer of $12,000 for serving on the Board of Directors;
         and

      o $1,000 plus reasonable travel and out-of-pocket expenses for attendance at each meeting of the Board of Directors.

      o in addition the Directors each received a stock grant of 93,750 shares of our common stock with a value of $.08 per share on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 1, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

      As of May 1, 2006, there were 22,586,681 shares of our common stock and 4,150 shares of our preferred stock outstanding. Except as otherwise noted, each named individual has sole voting and investment power with respect to the securities set forth in the table.

      For the purpose of this table, the common stock and the 2,400 shares of our Series B Convertible Preferred Stock, 900 shares of our Series C Convertible Preferred Stock, 350 shares of our Series D Convertible Preferred Stock and 500 shares of our Series E Convertible Preferred Stock (collectively, the "Preferred Stock") are treated as one class on as "as converted" basis, with each share of Preferred Stock converted into an amount of shares of common stock equal to the stated value of $1,000 per share of Preferred Stock divided by the conversion price of $2.74 per share for the Series B, C and D and $0.75 per share for the Series E. Based upon these conversion prices, the Preferred Stock would be convertible into a total of 1,998,783 shares of our common stock.

      The conversion price for the Preferred Stock, however, is subject to adjustment, as it is equal to the lesser of (i) the stated conversion price of $2.74 per share for the Series B, C and D and $0.75 per share for the Series E, or (ii) sixty percent of the average closing bid price of our common stock for the five trading days prior to the conversion. Giving effect to this adjustment, the Preferred Stock would have been convertible into approximately 130,503,000 shares of our common stock on May 1, 2006 on the basis of an average closing bid price for our common stock of approximately $0.053 per share in the five trading days prior to that date. We currently have 30,000,000 shares of common stock authorized for issuance; therefore we would have to obtain stockholder approval before issuing the shares upon conversion.

      All of the 4,150 shares of Preferred Stock issued and outstanding and 17,959,741 shares of common stock are registered in the name of Capital Bank Grawe Gruppe or its predecessor in interest, RBB Bank AG ("Capital Bank"). Capital Bank has informed us that it holds all of our securities solely in the capacity as custodian for the benefit of numerous other investors, none of which either individually or in the aggregate with affiliated entities, beneficially owns more than five percent (5%) of our issued and outstanding capital stock. On an as converted basis, the shares of our common stock and Preferred Stock held by Capital Bank for its investors would represent, in the aggregate, approximately 97% of our common stock as of May 1, 2006.

      Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), shares of our securities that an individual or group has the right to acquire within 60 days of May 1, 2006 pursuant to the exercise of options, warrants or other securities convertible into such securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

                                                 NUMBER OF SHARES     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED    OF CLASS
------------------------------------             ------------------    --------

Estate of Gerald S. Eilberg (1)................        304,267            *
John P. Ward (2)...............................         38,868            *
William R. Smart (3)...........................        106,250            *
John H. MacKinnon..............................         93,950            *
William B. Berens .............................              0            *
All Directors and Executive Officers as
 a Group (5 persons) (4).......................        316,068            *
* Less than 1%.

(1) Includes 200,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 8,017 shares held by the Estate of Gerald S. Eilberg. These options are due to expire on November 18, 2008. Mr. Eilberg, our former Senior Vice President of Finance and Administration and CFO passed away on Friday, November 18, 2005.

(2) Includes 10,000 shares of Common Stock underlying currently excercisable options to purchase common stock. It also includes 28,868 shares held by Mr. Ward.

(3) Includes 10,000 shares of common stock underlying currently exercisable options to purchase common stock. It also includes 2,500 shares held by Mr. Smart.

(4) Includes an aggregate of 20,000 shares of common stock underlying currently excercisable options to purchase common stock held by our current executive officers and directors, and 296,068 shares held by the executive officers and directors.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2005:

                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                                                                               FUTURE ISSUANCE UNDER
                                                                                             EQUITY COMPENSATION PLANS
                                  NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      (EXCLUDING SECURITIES
                                    ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING          REFLECTED IN FIRST
           Plan Category              OUTSTANDING OPTIONS                OPTIONS                    COLUMN(A))
                                              (A)                          (B)                          (C)
Equity compensation plans not
approved by security holders (1)            220,000                       $0.75                       220,000

(1) These plans consist of our 1997 Stock Option Plan and 1998 Stock Option Plan, the terms of which are described in Note 10 to our audited financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-KSB. Additional terms of the 1997 Stock Option Plan and 1998 Stock Option Plan are summarized as follows: Options may be granted to employees, directors and consultants of the Company. No options may be granted after the tenth anniversary of the date on which each plan was adopted by the Board of Directors. The term and vesting provisions of each option are determined by the Board of Directors. Upon cessation of employment, unless otherwise specified in the option award, options which have not vested are forfeited and options which have vested must be exercised within the earlier of three years or the original term of the option. Options to non-employees terminate upon termination of service unless otherwise specified in the award.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

ITEM 13.     EXHIBITS.

         (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                           PAGE


Report of Independent Registered Public Accounting Firm for 2005            36

Report of Independent Registered Public Accounting Firm for 2004            37

Balance Sheets as of December 31, 2005 and
   December 31, 2004                                                        38

Statements of Operations for the years ended
   December 31, 2005 and December 31, 2004                                  39

Statement of Stockholders' Equity for the years
   ended December 31, 2005 and December 31, 2004                            40

Statements of Cash Flows for the years ended
   December 31, 2005 and December 31, 2004                                  41

Notes to Financial Statements                                               42

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

3.4(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to affect a 1:4 reverse split of Common Stock.

3.5(d) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on May 22, 2000 to increase the number of authorized shares.

3.6(j) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on June 5, 2000.

3.7(k) Certificate of Correction of Certificate of Amendment of Certificate of Incorporations filed by the Company with the Secretary of State of Delaware on June 5, 2000.

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

4.2(l)    Specimen Certificate of Common Stock, $.08 par value per share.

10.1*(i)  1997 Stock Option Plan.

10.2*(i)  1998 Stock Option Plan.

10.3(i) Sixth Amendment to Lease dated August 14, 2000 by and between the Company and Middlesex Technology Center Trust V for the Company's principal offices.

14.1(l)   Code of Ethics.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Carlin, Charron & Rosen, LLP has been our independent registered public accounting firm since November 4, 2005, and audited our financial statements for the year ended December 31, 2005.

      BDO Seidman, LLP served as our independent registered public accounting firm from March 31, 2003 through November 4, 2005, and audited our financial statements for the year ended December 31, 2004.

      Audit Fees
      ----------

      For the year ended December 31, 2005, Carlin, Charron & Rosen, LLP will bill us $46,000 for the audit of our financial statements and for its review of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. BDO Seidman, LLP billed us $12,150 for its review of Quarterly Reports on Form 10-QSB for the first two quarters of 2005. For the year ended December 31, 2004, BDO Seidman, LLP billed us $73,650 for the audit of our financial statements and for its review of our 2004 Quarterly Reports on Form 10-QSB.

      Audit-Related Fees
      ------------------

      We did not pay any additional fees to our independent registered public accounting firms for assurance and related services during the years ended December 31, 2005 or 2004.

      Tax Fees
      --------

      For the year ended December 31, 2005, BDO Seidman, LLP billed us $4,500 for the preparation of our 2004 corporate income tax returns. For the year ended December 31, 2004, BDO Seidman, LLP billed us $4,500 for the preparation of our 2003 corporate income tax return.

      All Other Fees
      --------------

      We did not pay any additional fees to Carlin, Charron & Rosen, LLP or BDO Seidman, LLP for other products or services during the years ended December 31, 2005 or 2004.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
      -------------------------------------------------------------------------
      Services of Independent Certified Public Auditors
      -------------------------------------------------

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

                                       NATIONAL DATACOMPUTER, INC.


Date:  May 15, 2006                    By: /s/ William B. Berens
                                          -------------------------------------
                                          William B. Berens
                                          President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                    Capacity                                   Date

/s/ John P. Ward        Chairman of the Board                      May 15, 2006
---------------------
John P. Ward

/s/ William B. Berens   President and Chief Executive Officer      May 15, 2006
---------------------   (principal executive officer)
William B. Berens

/s/ Bruna A. Bucacci    Chief Accounting Officer (principal        May 15, 2006
---------------------   and accounting officer)
Bruna A. Bucacci

/s/ William R. Smart    Director                                   May 15, 2006
---------------------
William R. Smart

/s/ John H. MacKinnon   Director                                   May 15, 2006
---------------------
John H. MacKinnon

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheet of National Datacomputer, Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses and has incurred an accumulated deficit of approximately $19.2 million at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Carlin, Charron & Rosen, LLP
Westborough, Massachusetts
May 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheet of National Datacomputer, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated deficit of approximately $18.1 million as of December 31, 2004 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
Boston, Massachusetts
March 25, 2005

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                         December 31,      December 31,
                                                                                             2005              2004
                                                                                         ------------      ------------
Assets
Current Assets:
      Cash                                                                               $    125,508      $    266,463
      Accounts receivable, net of allowance for doubtful accounts of
            $1,296                                                                            139,161           280,707
      Inventories                                                                             175,919           194,397
      Prepaid expenses                                                                         47,008            11,820
                                                                                         ------------      ------------
         Total current assets                                                                 487,596           753,387
Property and equipment, net                                                                    64,274           116,481
Capitalized software development costs, net                                                    37,021            86,920
                                                                                         ------------      ------------
         Total Assets                                                                    $    588,891      $    956,788
                                                                                         ============      ============

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
      Current obligations under capital lease                                            $      3,544      $      6,604
      Note payable, current portion                                                            54,000            54,000
      Accounts payable                                                                        317,279           195,178
      Customer deposits                                                                       256,756            28,189
      Accrued payroll and related taxes                                                       157,627            95,300
      Other accrued expenses                                                                   78,174            92,478
      Deferred revenues                                                                       349,286           373,866
                                                                                         ------------      ------------
         Total current liabilities                                                          1,216,666           845,615
Obligations under capital lease, net of current portion                                         9,450            16,964
                                                                                         ------------      ------------
         Total Liabilities                                                                  1,226,116           862,579
                                                                                         ------------      ------------

Convertible Preferred Stock (Note 12)                                                       4,005,971         3,738,971

Commitments (Note 13)

Stockholders' Equity (Deficit):
      Preferred stock, Series A convertible, $0.001 par value; 20 shares
         authorized; no shares issued or outstanding                                             --                --

      Common stock, $0.08 par value; 30,000,000 shares authorized; 22,586,681 and 22,134,181 shares issued and outstanding at December 31, 2005 and 2004,
         respectively                                                                       1,806,933         1,770,733

      Capital in excess of par value                                                       12,733,072        12,733,072
      Accumulated deficit                                                                 (19,183,201)      (18,148,567)
                                                                                         ------------      ------------
         Total Stockholders' Equity (Deficit)                                              (4,643,196)       (3,644,762)
                                                                                         ------------      ------------
         Total Liabilities and Stockholders' Equity (Deficit)                            $    588,891      $    956,788
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                  Years Ended
                                                                                         ------------------------------
                                                                                         December 31,      December 31,
                                                                                             2005              2004
                                                                                         ------------      ------------
Revenues:
    Product                                                                              $  1,410,128      $  1,939,051
    Services                                                                                1,262,344         1,309,185
                                                                                         ------------      ------------
       Total Revenues                                                                       2,672,472         3,248,236

Cost of revenues                                                                            1,496,792         1,920,512
                                                                                         ------------      ------------

       Gross Profit                                                                         1,175,680         1,327,724
                                                                                         ------------      ------------

Operating expenses:
    Research and development                                                                  362,987           352,654
    Selling and marketing                                                                     529,790           489,055
    General and administrative                                                              1,049,210           979,982
                                                                                         ------------      ------------
                                                                                            1,941,987         1,821,691
                                                                                         ------------      ------------
Loss from operations                                                                         (766,307)         (493,967)

Other income (expense):
    Interest income                                                                             2,913             4,437
    Loss on currency exchange                                                                  (1,036)             --
    Interest expense                                                                           (3,204)           (4,813)
                                                                                         ------------      ------------
Net loss                                                                                 $   (767,634)     $   (494,343)
                                                                                         ============      ============

Calculation of net loss per common share:

Net loss                                                                                 $   (767,634)     $   (494,343)
Preferred stock preferences                                                                  (267,000)         (267,000)
                                                                                         ------------      ------------
Net loss attributable to common stockholders                                             $ (1,034,634)     $   (761,343)
                                                                                         ============      ============
Basic and diluted net loss per share attributable to
    common stockholders                                                                  $      (0.05)     $      (0.03)
                                                                                         ============      ============
Weighted average shares                                                                    22,136,654        21,831,546
                                                                                         ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                          Common Stock
                                          ----------------------------------------------
                                                                             Capital in                            Total
                                                               Par             excess          Accumulated      stockholders'
                                             Shares           value         of par value         deficit      equity (deficit)
                                          ------------     ------------     ------------      ------------      ------------
Balance at January 1, 2004                  21,302,765     $  1,704,220     $ 12,732,835      ($17,387,224)     ($ 2,950,169)

Net loss                                          --               --               --            (494,343)     ($   494,343)

Interest on preferred stock (Note 12)             --               --             66,750          (267,000)     ($   200,250)

Issuance of common stock
   in satisfaction of accrued
   interest                                    831,416           66,513          (66,513)             --                --
                                          ------------     ------------     ------------      ------------      ------------

Balance at December 31, 2004                22,134,181        1,770,733       12,733,072       (18,148,567)       (3,644,762)

Net loss                                          --               --               --            (767,634)     ($   767,634)

Interest on preferred stock (Note 12)             --               --               --            (267,000)     ($   267,000)

Issuance of compensatory stock
   grants (Note 11)                            452,500           36,200             --                --        $     36,200
                                          ------------     ------------     ------------      ------------      ------------

Balance at December 31, 2005                22,586,681     $  1,806,933     $ 12,733,072      ($19,183,201)     ($ 4,643,196)
                                          ============     ============     ============      ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                  Years Ended
                                                                                         ------------------------------
                                                                                         December 31,      December 31,
                                                                                             2005              2004
                                                                                         ------------      ------------
Cash flows from operating activities:
      Net loss                                                                           $   (767,634)     $   (494,343)
      Adjustments to reconcile net loss to net
          cash used for operating activities:
          Gain on sale of property and equipment                                                 --                 581
          Depreciation and amortization                                                       126,245           196,947
          Compensatory stock grants                                                            36,200              --
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                                     141,546          (205,707)
               Decrease in inventories                                                         18,478           205,307
               (Increase) decrease in other current assets                                    (35,188)            4,202
               Increase in accounts payable                                                   122,101             9,029
               Increase in customer deposits                                                  228,567             9,283
               Increase in accrued expenses                                                    48,023             5,878
               Decrease in deferred revenues                                                  (24,580)          (85,110)
                                                                                         ------------      ------------
      Net cash used for operating activities                                                 (106,242)         (353,933)
                                                                                         ------------      ------------

Cash flows from investing activities:
      Purchases of property and equipment                                                     (12,539)          (48,780)
      Purchase of capitalized software                                                        (11,600)             --
                                                                                         ------------      ------------
      Net cash used for investing activities                                                  (24,139)          (48,780)
                                                                                         ------------      ------------

Cash flows from financing activities:
      Principal payments on obligations
          under capital lease                                                                 (10,574)          (21,650)
                                                                                         ------------      ------------
      Net cash used for financing activities                                                  (10,574)          (21,650)
                                                                                         ------------      ------------

Net decrease in cash                                                                         (140,955)         (424,363)
Cash, beginning of year                                                                       266,463           690,826
                                                                                         ------------      ------------

Cash, end of year                                                                        $    125,508      $    266,463
                                                                                         ============      ============

Supplemental Disclosure of Cash Flow Information:

      Cash paid for interest                                                             $      3,204      $      4,813
      Non-cash investing and financing activities:
          Accrued interest on preferred stock charged to
               accumulated deficit                                                       $    267,000      $    267,000
          Acquisition of property and equipment under capital lease                      $       --        $     15,859
          Common stock issued in satisfaction of interest on
               preferred stock                                                           $       --        $    267,000


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

2.   LIQUIDITY AND MANAGEMENT PLANS

      We have an accumulated deficit of approximately $19,183,000 through December 31, 2005. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

      In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our facilities by approximately 25% and diminishing our health insurance premiums by increasing employees' contributions. These programs have been instrumental in reducing our annual operating expenses by approximately $650,000, and we believe that based on our current level of expenses and sales we currently have sufficient cash to fund our operations through the end of 2006.

      We have re-aligned our spending from administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. We are exploring all opportunities to improve our financial condition by aggressively pursuing sales potentials. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing.

      On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2005; however, the event of default was waived by the holder, and payments have recommenced in March 2006. At December 31, 2005, the note payable balance was $54,000.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION
      -------------------

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

      ACCOUNTS RECEIVABLE
      -------------------

      The Company records trade receivables at their principal amount, adjusted for write-offs and allowances for uncollectible amounts. The Company reviews its trade receivables monthly, and determines, based on management's knowledge and the customer's payment history, any write-off or allowance that may be necessary. The Company follows the practice of writing off uncollectible amounts against the allowance provided for such accounts.

      INVENTORIES
      -----------

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company evaluates its inventories to determine excess or slow moving products based on quantities on hand, current orders and expected future demand. For those items in which the Company believes it has an excess supply or for those items that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such products and records an allowance.

      SHIPPING AND HANDLING COSTS
      ---------------------------

      Shipping and handling costs are classified as a component of cost of goods sold. The Company accounts for shipping and handling costs passed on to customers as revenues.

      PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Maintenance and repair costs are charged to operations as incurred.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

establishment of technological feasibility and prior to the general release of the products are capitalized.

      Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product (generally 3 years). Amortization begins when the product is available for general release to the customer.

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

      Common share equivalents consist of 2,328,784 and 2,380,209 shares of common stock which may be issuable upon exercise of outstanding stock options and the conversion of preferred stock at December 31, 2005 and 2004, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

      Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 12) are subtracted from the net income (loss) to determine the amount of net income (loss) attributable to common stockholders.

      STOCK-BASED COMPENSATION
      ------------------------

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS 148 are as follows:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

                                                                Year ended       Year ended
                                                               December 31,      December 31,
                                                                   2005              2004
                                                               ------------      ------------
Net income (loss):
As reported                                                    $   (767,634)     $   (494,343)
Employee stock based compensation under fair
value method, net of tax                                               --              (1,628)
                                                               ------------      ------------
           Pro forma                                           $   (767,634)     $   (495,971)
                                                               ============      ============

Basic and diluted net income (loss) per share attributable
to common stockholders:
           As reported                                         $      (0.05)     $      (0.03)
           Pro forma                                           $      (0.05)     $      (0.03)

      In calculating the pro forma effect of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for dividend yield, expected volatility, expected term and a risk free interest rate. There were no options granted in 2005 or 2004.

      USE OF ESTIMATES
      ----------------

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      RECLASSIFICATION
      ----------------

      Certain amounts in the Company's 2004 financial statements appearing herein have been resclassified to conform to the current year's presentation.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which revised SFAS No. 123 and superseded APB Opinion No.25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements, effective for the Company beginning January 1, 2006. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the ability to account for such transactions using the intrinsic method currently used by the Company. SFAS 123R is effective for the Company beginning January 1, 2006 at which time the Company will adopt the modified prospective transition method. The impact of this requirement on the Company's financial statements is not expected to be material.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. In accordance with this guidance, the Company will adopt SFAS 123R in the first quarter of 2006 with the methods required by SAB 107.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 151 to have a material impact on its results of operations or financial position.

      In June 2005, the FASB issued SFAS No.154 "Accounting Changes in Error Corrections" (SFAS No. 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, to prior years' financial statements, as the required method for reporting a change in accounting principle and the reporting of an error unless it is not practical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

5.   INVENTORIES

     Inventories consist of the following:
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2005           2004
                                                     ----------     ----------

      Raw materials                                  $   84,496     $  148,793
      Work-in-process                                    79,232         12,438
                                                        633,491        535,316
      Finished goods                                     12,191         33,166
                                                        434,483        477,135
                                                     ----------     ----------

                                                     $  175,919     $  194,397
                                                     ==========     ==========


6.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                         ESTIMATED      DECEMBER       DECEMBER
                                                       USEFUL LIVES        31,            31,
                                                        (IN YEARS)        2005           2004
                                                        ----------     ----------     ----------
      Production and engineering equipment                  3-5        $  701,434     $  701,434
      Furniture, fixtures and office equipment               5            893,130        880,591
                                                          Life of
      Leasehold improvements                               Lease           29,749         29,749
                                                                       ----------     ----------
                                                                        1,624,313      1,611,774
                                                                        1,402,054      1,229,648

      Less - accumulated depreciation and amortization                  1,560,039      1,495,293
                                                                       ----------     ----------

                                                                       $   64,274     $  116,481
                                                                       ==========     ==========

     Equipment under capital lease totaled $248,589 at December 31, 2005 and 2004. Related accumulated depreciation totaled $240,659 and $234,316, respectively, at December 31, 2005 and 2004.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Related depreciation expense was $6,343 and $1,586 for the years ended December 31, 2005 and 2004, respectively.

7.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

     Capitalized software development costs consist of the following:

                                                         ESTIMATED
                                                         ECONOMIC       DECEMBER       DECEMBER
                                                          LIVES            31,            31,
                                                        (IN YEARS)        2005           2004
                                                        ----------     ----------     ----------
      Internally developed software                          3         $  257,913     $  257,913
      Purchased software                                     3            141,950        130,350
                                                                       ----------     ----------
                                                                          399,863        388,263
                                                                        1,402,054      1,229,648

      Less - accumulated amortization                                     362,842        301,343
                                                                       ----------     ----------

                                                                       $   37,021     $   86,920
                                                                       ==========     ==========

      As of December 31, 2005, the Company has capitalized $257,913 of costs incurred for the integration of Microsoft's Windows CE operating system into its DC5. The Company has capitalized $141,950 of costs associated with the purchase of software for the development of its W.I.N. Windows application, its Wintakes application and RRLE application. Amortization expense was $61,499 and $117,156 for the years ended December 31, 2005 and 2004, respectively.

8.    NOTE PAYABLE

      On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2005; however, the event of default was waived by the holder, and payments have recommenced in March 2006. At December 31, 2005, the note payable balance was $54,000.

9.   INCOME TAXES

     Deferred tax assets are composed of the following:

                                                 DECEMBER 31,      DECEMBER 31,
                                                     2005              2004
                                                 ------------      ------------

      Net operating loss carryforwards           $  3,045,000      $  3,320,000
      Business tax credit carryforwards                 5,000             5,000
      Reserves and allowances                         377,000           383,000
      Depreciation and amortization                   (80,000)          (77,000)
      Accrued compensation                             39,000             9,000
                                                 ------------      ------------

      Gross deferred tax asset                      3,386,000         3,640,000

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

      Deferred tax asset valuation allowance       (3,386,000)       (3,640,000)
                                                 ------------      ------------
                                                 $       --        $       --
                                                 ============      ============

      The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                        YEAR ENDED
                                              DECEMBER 31,       DECEMBER 31,
                                                  2005               2004
                                              ------------       ------------

      Statutory federal rate                          34.0%              34.0%
      Change in valuation allowance on
        deferred tax assets                          (34.0%)            (34.0%)
                                              ------------       ------------
                                                      --                 --
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

      At December 31, 2005, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $8,455,000, which expire in various years through 2025. The Company has state net operating loss carryforwards for tax purposes of approximately $2,711,000, which expire in various years through 2010.

      Any significant change in ownership, as defined in the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized.

10.   STOCK OPTIONS

      On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since stockholder approval was not obtained. As of December 31, 2005, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

      On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of December 31, 2005, there were options to purchase 20,000 shares of common stock outstanding and 280,000 shares available for grant under the 1998 Plan.

         A summary of the status of the Company's stock option plans as of December 31, 2005 and 2004 is as follows:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

                                         December 31, 2005              December 31, 2004
                                     --------------------------     --------------------------
                                                      Weighted                      Weighted
                                                       Average                       Average
                                     Number of        Exercise      Number of        Exercise
                                       Shares           Price        Shares           Price
                                     ----------      ----------     ----------      ----------

Outstanding at beginning of year        271,425      $     0.81        514,716      $     0.80
Granted                                    --              --             --              --
Exercised                                  --              --             --              --
Canceled/Expired                        (51,425)           1.05       (243,291)           0.79
                                     ----------      ----------     ----------      ----------

Outstanding at end of year              220,000      $     0.75        271,425      $     0.81
                                     ==========      ==========     ==========      ==========

Exercisable at end of year              220,000      $     0.75        271,425      $     0.81
                                     ==========      ==========     ==========      ==========

The following table summarizes information about stock options outstanding at December 31, 2005:

                                                                                        Weighted
                                            Weighted average                        Average exercise
                                               Remaining            Number of           price of
                            Number         Contractual life,         Options             options
   Exercise price        Outstanding            In years           Exercisable         Exercisable
--------------------  -----------------  ---------------------  ------------------  ------------------
      $ 0.75               220,000                2.9                220,000               $0.75

11.   COMMON STOCK

      At December 31, 2005, the Company had reserved 86,458,333 shares of common stock for issuance upon the exercise of common stock options and warrants and the conversion of preferred stock. The Company does not currently have enough shares authorized for conversion of the preferred and would have to obtain stockholder approval before issuing the shares upon conversion.

      On December 29, 2005, the Company awarded an aggregate of 452,500 shares of common stock to its officers and directors. The shares had a per share fair value of $.08 for a total of $36,200, which was recognized by the Company as stock compensation expense.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

of approximately $867,000.

      During 1997, the Company sold 350 shares of Series D convertible preferred stock for net proceeds of approximately $337,400.

      During 1998, the Company sold 500 shares of Series E convertible preferred stock with attached warrants, which expired on January 1, 2001, to purchase up to 700,000 shares of common stock at $.75 per share, for net proceeds of approximately $487,880. The proceeds of this financing were allocated to the preferred shares and warrants based on management's estimation of their relative fair values. This resulted in $214,000 being ascribed to warrants, which was recorded as additional paid-in-capital and $273,880 being recorded as preferred stock.

      During 1998, Capital Bank, the holders of a convertible note payable to a related party, converted the note payable with an outstanding principal balance of $175,000 into 175 shares of Series F convertible preferred stock at a stated value of $1,000 per share. On January 4, 2001, the Company issued 1,423,825 shares of its common stock, par value $.08 per share, to Capital Bank upon the conversion by Capital Bank of 75 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share. On January 9, 2001, the Company issued 1,710,864 shares of its common stock, par value $.08 per share, to Capital Bank upon the conversion by Capital Bank of 100 shares of the Company's Series F convertible preferred stock at a conversion price of $1.00 per share. No underwriters were involved in the transaction. All of the shares of Series F convertible preferred stock have been converted and are no longer outstanding.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Company's quarters, shall be made within 15 days after the filing with the Securities and Exchange Commission of the applicable report.

      During the years ended December 31, 2005 and 2004, the Company incurred interest in the amount of $267,000 and $267,000, respectively for Series B, Series C, and Series D convertible preferred stock, for which the Company has recorded a charge to accumulated deficit. During 2005 no shares were issued in satisfaction of the accrued interest. During 2004, 494,923 shares were issued in satisfaction of the accrued interest due for the first quarter of 2004 and 336,493 shares were issued in satisfaction of the accrued and unpaid interest due for the fourth quarter of 2003.

      As of December 31, 2005, the Company owes $467,250 or 4,054,185 shares of common stock in satisfaction of accrued interest for the last three quarters of 2004 and all of 2005.

LIQUIDATION PREFERENCE:

      Upon liquidation of the Company, the holders of Series B, Series C, Series D and Series E convertible preferred stock have preference over the common stockholders to receive liquidating distributions which equal the stated value of such shares of stock, plus all accrued and unpaid dividends.

CONVERSION:

      Each share of the Series B, Series C, Series D and Series E convertible preferred stock is convertible at any time, at the option of the holders into shares of common stock computed by dividing the stated value of $1,000 per share of preferred stock by the current conversion price of such share of preferred stock.

      In connection with the issuance of Series E convertible preferred stock, the Company, with the approval of the shareholders of Series B, Series C, and Series D convertible preferred stock, changed the conversion price of the Series B, Series C, and Series D convertible preferred stock and provided these shareholders with certain anti-dilution provisions. The current conversion price for the Series B, Series C, and Series D convertible preferred stock is equal to the lesser of $2.74 or sixty percent of the Corporation's average closing bid price of its common stock for the five trading days prior to the conversion. The current conversion price for the Series E convertible preferred stock is equal to the lesser of $0.75 or sixty percent of the Corporation's average closing bid price of its common stock for the five trading days prior to the conversion.

      Based on these current conversion prices, all outstanding shares of preferred stock would have been convertible into approximately 86,458,000 shares of our common stock on December 31, 2005 on the basis of an average closing bid price for our common stock of approximately $0.08 per share in the five trading days prior to that date. The Company does not currently have enough shares authorized for conversion of the preferred and would have to obtain stockholder approval before issuing the shares upon conversion. Therefore the outstanding preferred stock is presented outside of permanent equity on the accompanying balance sheets.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

in which the Corporation's common stock then trades equals or exceeds $5.00 for twenty consecutive trading days, then the Company at its option may redeem the then issued and outstanding shares of Series E convertible preferred stock at a price of $1,000 per share, subject to certain anti-dilution provisions.

13.   COMMITMENTS

      The Company leases its office facilities under an operating lease expiring September 30, 2008. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expenses under this operating lease was $212,846 and $237,527 for the years ended December 31, 2005 and 2004, respectively.

      The Company also leases certain equipment under capital leases expiring at various dates through the year 2009.

      Minimum future lease commitments under operating and capital leases at December 31, 2005 are as follows:

                        Year ending
                        December 31,               Operating        Capital
                        ------------               ---------        -------

                           2006                  $    151,803     $      4,998
                           2007                       163,593            4,998
                           2008                       124,740            4,998
                           2009                          --              2,915
                                                 ------------     ------------

      Total minimum lease payments               $    440,136           17,909
                                                 ============
      Less: amount representing interest                                 4,915
                                                                  ------------

      Present value of minimum lease payments                           12,994
      Less: Current obligations                                          3,544
                                                                  ------------

      Obligations under capital leases, net
         of current portion                                       $      9,450
                                                                  ============

14.   CONCENTRATION OF CREDIT RISK

      The Company sells its products to customers principally in the United States of America. The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from one customer accounted for approximately 57% and 75% of total accounts receivable at December 31, 2005 and 2004, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business.

      The Company's total net revenues were generated by sales to customers in the following countries:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

                                  Percentage of        Percentage of
                                  net revenues         net revenues
                                      2005                 2004

             USA                       83%                  71%
             Japan                     12%                  25%
             Other                      5%                   4%

                      TOTAL           100%                 100%


15.      QUARTERLY FINANCIAL DATA

                                       FIRST         SECOND           THIRD         FOURTH
    (Unaudited)                       QUARTER        QUARTER         QUARTER        QUARTER
                                    ----------     ----------      ----------      ----------
2005
Net Sales                           $  802,877     $  531,513      $  724,129      $  613,953
Gross Profit                           401,211        201,864         296,326         276,279
Net Loss                              (108,378)      (265,021)       (176,295)       (217,940)
Basic Loss per share                     (0.01)         (0.01)          (0.01)          (0.01)

2004
Net Sales                           $1,016,278     $  611,983      $  795,504      $  824,471
Gross Profit                           498,880        190,949         294,857         343,038
Net Income (loss)                       35,497       (253,309)       (157,362)       (119,169)
Basic Earnings (loss) per share           0.00          (0.01)          (0.01)          (0.01)