Form 10QSB
period 2006-03-31
NATIONAL DATACOMPUTER INC
filed 2006-05-17
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days.
[x] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of May 15, 2006 was 22,586,681.
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheets as of March 31, 2006 (unaudited)
        and December 31, 2005 ..............................................3

        Statements of Operations for the three months ended
        March 31, 2006 and 2005 (unaudited).................................4

        Statement of Stockholders' Equity (Deficit) for the
        three months Ended March 31, 2006 (unaudited).......................5

        Statements of Cash Flows for the three months ended
        March 31, 2006 and 2005 (unaudited).................................6

        Notes to Financial Statements.......................................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13

ITEM 3. CONTROLS AND PROCEDURES............................................17


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........18

ITEM 3. Defaults upon Senior Securities....................................18

ITEM 4. Submissions of Matters to a Vote of Security Holders...............18

ITEM 5. Other Information..................................................18

ITEM 6. Exhibits...........................................................18


SIGNATURES.................................................................19

EXHIBIT INDEX..............................................................20

                           NATIONAL DATACOMPUTER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  March 31,       December 31,
                                                                    2006              2005
                                                                ------------      ------------
Assets
Current Assets:
     Cash                                                       $    109,923      $    125,508
     Accounts receivable, net of allowance for
        doubtful accounts of $1,296                                  183,974           139,161
     Inventories                                                     190,713           175,919
     Prepaid expenses                                                 45,924            47,008
                                                                ------------      ------------
       Total current assets                                          530,534           487,596
Property and equipment, net                                           64,832            64,274
Capitalized software development costs, net                           25,270            37,021
                                                                ------------      ------------
       Total Assets                                             $    620,636      $    588,891
                                                                ============      ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
     Current obligations under capital lease                    $      3,615      $      3,544
     Notes payable, current portion                                   73,391            54,000
     Accounts payable                                                326,858           317,279
     Customer deposits                                               197,277           256,756
     Accrued payroll and related taxes                               146,637           157,627
     Other accrued expenses                                           89,748            78,174
     Deferred revenues                                               439,848           349,286
                                                                ------------      ------------
       Total current liabilities                                   1,277,374         1,216,666
Note payable, net of current portion                                  29,216              --
Obligations under capital lease, net of current portion                8,744             9,450
                                                                ------------      ------------
       Total Liabilities                                           1,315,334         1,226,116
                                                                ------------      ------------

Convertible Preferred Stock                                        4,072,721         4,005,971
                                                                ------------      ------------

Commitments

Stockholders' Equity (Deficit):
     Preferred stock, Series A convertible, $0.001
       par value; 20 shares authorized; no shares issued
       or outstanding                                                   --                --

     Common stock, $0.08 par value; 30,000,000 shares
       authorized; 22,586,681 shares issued and outstanding
       at March 31, 2006 and December 31, 2005                     1,806,933         1,806,933

     Capital in excess of par value                               12,733,072        12,733,072
     Accumulated deficit                                         (19,307,424)      (19,183,201)
                                                                ------------      ------------
       Total Stockholders' Equity (Deficit)                       (4,767,419)       (4,643,196)
                                                                ------------      ------------
       Total Liabilities and Stockholders' Equity (Deficit)     $    620,636      $    588,891
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                ------------------------------
                                                                  March 31,         March 31,
                                                                    2006              2005
                                                                ------------      ------------
Revenues:
    Product                                                     $    308,522      $    507,588
    Services                                                         463,015           295,289
                                                                ------------      ------------
       Total Revenues                                                771,537           802,877

Cost of revenues                                                     392,598           401,666
                                                                ------------      ------------

       Gross Profit                                                  378,939           401,211
                                                                ------------      ------------

Operating expenses:
    Research and development                                          80,439            94,461
    Selling and marketing                                            115,432           139,342
    General and administrative                                       238,811           275,797
                                                                ------------      ------------
                                                                     434,682           509,600
                                                                ------------      ------------
Loss from operations                                                 (55,743)         (108,389)

Other income (expense):
    Interest income                                                      263             1,064
    Gain on currency exchange                                            656              --
    Interest expense                                                  (2,649)           (1,053)
                                                                ------------      ------------
Net loss                                                        $    (57,473)     $   (108,378)
                                                                ============      ============

Calculation of net loss per common share:

Net loss                                                        $    (57,473)     $   (108,378)
Preferred stock preferences                                          (66,750)          (66,750)
                                                                ------------      ------------
Net loss attributable to common stockholders                    $   (124,223)     $   (175,128)
                                                                ============      ============
Basic and diluted net loss per share attributable to
    common stockholders                                         $      (0.01)     $      (0.01)
                                                                ============      ============
Weighted average shares outstanding                               22,586,681        22,134,181
                                                                ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                          NATIONAL DATACOMPUTER, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                 Common Stock
                                ----------------------------------------------
                                                                   Capital in                           Total
                                                     Par             excess        Accumulated      stockholders'
                                   Shares           value         of par value       deficit       equity (deficit)
                                ------------     ------------     ------------     ------------      ------------
Balance at January 1, 2006        22,586,681     $  1,806,933     $ 12,733,072     ($19,183,201)     ($ 4,643,196)

Net loss                                --               --               --            (57,473)          (57,473)

Interest on preferred stock             --               --               --            (66,750)          (66,750)
                                ------------     ------------     ------------     ------------      ------------
Balance at March 31, 2006         22,586,681     $  1,806,933     $ 12,733,072     ($19,307,424)     ($ 4,767,419)
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                ------------------------------

                                                                  March 31,         March 31,
                                                                    2006              2005
                                                                ------------      ------------
Cash flows from operating activities:
     Net loss                                                   $    (57,473)     $   (108,378)
     Adjustments to reconcile net loss to net
         cash provided by (used for) operating activities:
         Interest on loan                                              2,033              --
         Depreciation and amortization                                24,476            32,288
         Changes in assets and liabilities:
             Increase in accounts receivable                         (44,813)          (39,472)
             (Increase) decrease in inventories                      (14,794)           45,794
             Decrease (increase) in other current assets               1,084           (10,121)
             Increase in accounts payable                             62,153            28,594
             Decrease in customer deposits                           (59,479)          (13,171)
             Increase in accrued expenses                                583            12,297
             Increase (decrease) in deferred revenues                 90,562           (77,142)
                                                                ------------      ------------
     Net cash provided by (used for) operating activities              4,332          (129,311)
                                                                ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                             (13,282)           (5,607)

                                                                ------------      ------------
     Net cash used for investing activities                          (13,282)           (5,607)
                                                                ------------      ------------

Cash flows from financing activities:
     Principal payment on note payable                                (6,000)             --
     Principal payments on obligations
         under capital lease                                            (635)           (6,270)
                                                                ------------      ------------
     Net cash used for financing activities                           (6,635)           (6,270)
                                                                ------------      ------------

Net decrease in cash                                                 (15,585)         (141,188)
Cash, beginning of period                                            125,508           266,463
                                                                ------------      ------------

Cash, end of period                                             $    109,923      $    125,275
                                                                ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                     $        616      $      1,053
     Non-cash investing and financing activities:
         Accrued interest on preferred stock charged to
             accumulated deficit                                $     66,750      $     66,750
         Accounts payable converted to note payable             $     52,574      $       --

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION

     National Datacomputer, Inc. (the "Company") designs, manufactures, services and distributes rugged, programmable hand-held computers, data collection devices, printers and associated accessories. We are also a leading implementer of software solutions, such as our Microsoft(TM) DOS(R)-based RouteRider proDUCT and the Microsoft(TM) Pocket PC(R)-based RouteRider LE product, for people who need portable solutions in THE field rather than at a desk. We also provide additional software solutions specific to the inventory service market.

     BASIS OF PRESENTATION

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

     Certain information and footnotes disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2005, which are included in the Company's Form 10-KSB.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred an accumulated deficit of approximately $19.3 million through March 31, 2006. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2005 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

     As of March 31, 2006, the Company had approximately $110,000 in cash. In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our facilities by approximately 25% and diminishing our health insurance premiums by increasing employees' contributions. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000, and we believe that based on our current level of expenses and sales we currently have sufficient cash to fund our operations through the end of 2006.

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

     USE OF ESTIMATES

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

     REVENUE RECOGNITION

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

     Common share equivalents consist of 2,328,784 and 2,380,209 shares of common stock which may be issuable upon exercise of outstanding stock options, warrants, and the conversion of preferred stock at March 31, 2006 and 2005, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

     Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net loss to determine the amount of net loss attributable to common stockholders.

     SHARE-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     At the date of adoption, there were no unvested options outstanding and no options were granted during the quarter ended March 31, 2006. Consequently, there was no share-based compensation expense recorded during the quarter ended March 31, 2006.

     Additionally, for the quarter ended March 31, 2005, there was no proforma disclosure of stock based compensation expense because there were no unvested options outstanding as of the beginning of the quarter and no options granted during the quarter.

3. STOCK OPTIONS

     On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since stockholder approval was not obtained. As of March 31, 2006, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

     On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of March 31, 2006, there were options to purchase 20,000 shares of common stock outstanding and 250,000 shares available for grant under the 1998 Plan.

     The following table summarizes information about stock options outstanding at March 31, 2006:

                                                                    Weighted
                               Weighted average                 Average exercise
                                  Remaining        Number of        price of
   Exercise        Number     Contractual life,     Options         options
    price       Outstanding       In years        Exercisable     Exercisable
   --------     -----------   -----------------   -----------   ----------------

     $0.75        220,000            3.4            220,000          $0.75

4. INVENTORIES

     Inventories consist of the following:        MARCH 31,     DECEMBER 31,
                                                    2006            2005
                                                 ---------       ---------
     Raw material                                $ 119,744       $  84,496
     Work-in-process                                18,039          79,232
     Finished goods                                 52,930          12,191
                                                 ---------       ---------

                                   Total         $ 190,713       $ 175,919
                                                 =========       =========


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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

     For the three months ended March 31, 2006 (the "2006 Period"), we reported a net loss of $57,473 compared to a net loss of $108,378 for the three months ended March 31, 2005 (the "2005 Period").

     Our total revenues for the 2006 Period decreased 4% to $771,537 from $802,877 for the 2005 Period.

     Product revenues for the 2006 Period decreased 39% to $308,522 compared to $507,588 for the 2005 Period. The decrease is a direct result of fewer sales of our route service products running our original DOS-based version RouteRider software as we migrate over to our new generation software product, RouteRider LE ("RRLE"). RRLE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and soon WindowsMobile2005), databases and utilizes cellular, Wi-Fi, and Bluetooth communications protocols. We currently have a backlog for RRLE of approximately $700,000 which we expect will be shipped by the second quarter of 2006.

     Service revenues for the 2006 Period increased 57% to $463,015 compared to $295,289 for the 2005 Period. This increase is a result of revenue recognized for the implementation and training of our new RRLE software.

     Gross profit for the 2006 Period was $378,939 or 49% of revenues as compared to $401,211 or 50% of revenues for the 2005 Period. The slight decrease in gross profit is due to decreased product revenues.

     OPERATING EXPENSES

     Total operating expenses for the 2006 Period decreased 15% to $434,682 compared to $509,600 for the 2005 Period.

Operating expenses consist of the following for the three months ended:

--------------------------------------------------------------------------------
                                                    VARIANCE IN     VARIANCE IN
                              2006        2005          $'S              %
-------------------------  ----------  ----------  -------------  --------------
Research and development    $ 80,439    $ 94,461     ($14,022)         (15%)
-------------------------  ----------  ----------  -------------  --------------
Selling and marketing        115,432     139,342      (23,910)         (17%)
-------------------------  ----------  ----------  -------------  --------------
General and
administrative               238,811     275,797      (36,986)         (13%)
-------------------------  ----------  ----------  -------------  --------------
         TOTAL              $434,682    $509,600     ($74,918)         (15%)
--------------------------------------------------------------------------------

     Research and development expenses for the 2006 Period decreased 15% to $80,439 compared to $94,461 for the 2005 Period. The decrease is due to planned reductions in personnel and in the use of outside subcontractors as a result of diminished spending on internally developed product software.

     Selling and marketing expenses for the 2006 Period decreased 17% to $115,432 compared to $139,342 for the 2005 Period. The decreased is due to planned reduction in personnel and in the use of outside consultants.

     General and administrative expenses for the 2006 Period decreased 13% to $238,811 compared to $275,797 for the 2005 Period. The decrease is due to planned reduction in personnel, lower professional fees and lower rental expenses as a result of reduced space facilities.

     LIQUIDITY AND CAPITAL RESOURCES

     We had a negative working capital of $746,840 as of March 31, 2006 as compared to a negative working capital of $729,070 as of December 31, 2005. During the three months ended March 31, 2006, our operating activities provided cash of $4,332. Our principal operating cash requirements were to fund our loss from operations of $57,473, along with an increase in trade receivable of $44,813, an increase in inventory of $14,794, and a decrease in customer deposits of $59,479 partially offset by an increase in deferred revenue of $90,562, an increase in accounts payable of $62,153 and non-cash activities for depreciation and amortization of $24,476.

     During the three months ended March 31, 2006, we used cash of $13,282 for investing activities. The cash was used for the purchase of capital equipment. As of March 31, 2006, we had no material commitments for capital expenditures.

     During the three months ended March 31, 2006, we used cash of $6,635 to make payments on obligations under our notes payable and capital leases.

     We have an accumulated deficit of approximately $19,307,000 through March 31, 2006. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern at December 31, 2005. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our space facilities by approximately 25% and diminishing our health insurance premiums by increasing employees' contribution. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2006.

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

FORWARD LOOKING STATEMENTS

     The foregoing discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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


                                         NATIONAL DATACOMPUTER, INC.


May 16, 2006                             /s/ William B. Berens
                                         ----------------------------
                                         William B. Berens
                                         President and Chief Executive Officer
                                         (principal executive officer)

May 16, 2006                             /s/ Bruna Bucacci
                                         ----------------------------
                                         Bruna Bucacci
                                         Chief Accounting Officer (principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.               TITLE

   31.1     Certification of the Chief Executive Officer.
   31.2     Certification of the Chief Accounting Officer.
   32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.