Form 10QSB
period 2006-06-30
NATIONAL DATACOMPUTER INC
filed 2006-08-14
CIK 812880

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

                  For the Quarterly Period Ended: June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of August 1, 2006 was 26,640,866.

Transitional Small Business Disclosure Format Yes [ ] No [X]
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheets as of June 30, 2006
        and December 31, 2005...............................................3

        Statements of Operations for the three and six months
        ended June 30, 2006 and 2005........................................4

        Statement of Stockholders' Deficit for the six months
        ended June 30, 2006.................................................5

        Statements of Cash Flows for the six months
        ended June 30, 2006 and 2005........................................6

        Notes to Financial Statements.......................................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........11

ITEM 3. CONTROLS AND PROCEDURES............................................17

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........19

ITEM 3. Defaults upon Senior Securities....................................19

ITEM 4. Submissions of Matters to a Vote of Security Holders...............19

ITEM 5. Other Information..................................................19

ITEM 6. Exhibits...........................................................19

SIGNATURES.................................................................20

EXHIBIT INDEX..............................................................21

                           NATIONAL DATACOMPUTER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------

                                                                              June 30,        December 31,
                                                                                2006              2005
                                                                            ------------      ------------
Assets
Current Assets:
     Cash                                                                   $    317,643      $    125,508
     Accounts receivable, net of allowance for doubtful
       accounts of $1,296                                                        248,457           139,161
     Inventories, net                                                            128,649           175,919
     Deferred software costs                                                     206,315              --
     Prepaid expenses                                                             49,524            47,008
                                                                            ------------      ------------
       Total current assets                                                      950,588           487,596
Property and equipment, net                                                       51,581            64,274
Capitalized software development costs, net                                       22,009            37,021
                                                                            ------------      ------------
       Total Assets                                                         $  1,024,178      $    588,891
                                                                            ============      ============

Liabilities and Stockholders' Deficit
Current Liabilities:
     Current obligations under capital lease                                $      3,702      $      3,544
     Notes payable, current portion                                               49,043            54,000
     Accounts payable                                                            503,733           317,279
     Customer deposits                                                             6,482           256,756
     Accrued payroll and related taxes                                           174,772           157,627
     Other accrued expenses                                                       82,805            78,174
     Deferred revenues                                                           807,651           349,286
                                                                            ------------      ------------
       Total current liabilities                                               1,628,188         1,216,666
Note payable, net of current portion                                              29,216              --
Obligations under capital lease, net of current portion                            7,992             9,450
                                                                            ------------      ------------
       Total Liabilities                                                       1,665,396         1,226,116
                                                                            ------------      ------------

Convertible Preferred Stock                                                    3,738,971         4,005,971
                                                                            ------------      ------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, Series A convertible, $0.001 par
       value; 20 shares authorized; no shares issued or
       outstanding                                                                  --                --

     Common stock, $0.08 par value; 30,000,000 shares authorized;
       26,640,866 and 22,586,681 shares issued and outstanding at
       June 30, 2006 and December 31, 2005                                     2,131,268         1,806,933

     Capital in excess of par value                                           12,809,237        12,733,072
     Accumulated deficit                                                     (19,320,694)      (19,183,201)
                                                                            ------------      ------------
       Total Stockholders' Deficit                                            (4,380,189)       (4,643,196)
                                                                            ------------      ------------
       Total Liabilities and Stockholders' Deficit                          $  1,024,178      $    588,891
                                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------

                                                               Three Months Ended                   Six Months Ended
                                                         ------------------------------      ------------------------------
                                                           June 30,          June 30,          June 30,          June 30,
                                                             2006              2005              2006              2005
                                                         ------------      ------------      ------------      ------------
Revenues:
    Product                                              $    381,070      $    260,230      $    689,592      $    767,818
    Services                                                  439,103           271,283           902,118           566,572
                                                         ------------      ------------      ------------      ------------
      Total Revenues                                          820,173           531,513         1,591,710         1,334,390

Cost of revenues                                              383,651           329,649           776,249           731,315
                                                         ------------      ------------      ------------      ------------

      Gross Profit                                            436,522           201,864           815,461           603,075
                                                         ------------      ------------      ------------      ------------

Operating expenses:
    Research and development                                   56,223            90,070           136,662           184,531
    Selling and marketing                                      86,015           131,870           201,447           271,212
    General and administrative                                244,783           244,779           483,594           520,576
                                                         ------------      ------------      ------------      ------------
                                                              387,021           466,719           821,703           976,319
                                                         ------------      ------------      ------------      ------------
Income (loss) from operations                                  49,501          (264,855)           (6,242)         (373,244)

Other income (expense):
    Interest income                                               371               664               634             1,728
    Gain on currency exchange                                   4,193              --               4,849              --
    Interest expense                                             (585)             (830)           (3,234)           (1,883)
                                                         ------------      ------------      ------------      ------------
Net income (loss)                                        $     53,480      $   (265,021)     $     (3,993)     $   (373,399)
                                                         ============      ============      ============      ============

Calculation of net income (loss) per common share:

Net income (loss)                                        $     53,480      $   (265,021)     $     (3,993)     $   (373,399)
Preferred stock preferences                                   (66,750)          (66,750)         (133,500)         (133,500)
                                                         ------------      ------------      ------------      ------------
Net loss attributable to common stockholders             $    (13,270)     $   (331,771)     $   (137,493)     $   (506,899)
                                                         ============      ============      ============      ============
Basic and diluted net loss per share attributable to
  common stockholders                                    $      (0.00)     $      (0.01)     $      (0.01)     $      (0.02)
                                                         ============      ============      ============      ============
Weighted average shares outstanding                        24,636,049        22,134,181        23,617,026        22,134,181
                                                         ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                   Common Stock
                                  ----------------------------------------------
                                                                     Capital in                            Total
                                                        Par            excess         Accumulated       stockholders'
                                      Shares           value        of par value        deficit           deficit
Balance at January 1, 2006          22,586,681     $  1,806,933     $ 12,733,072     ($19,183,201)     ($ 4,643,196)

Net loss                                  --               --               --             (3,993)           (3,993)

Interest on preferred stock               --               --               --           (133,500)         (133,500)

Issuance of common stock
   in satisfaction of accrued
   interest                          4,054,185          324,335           76,165             --             400,500
                                  ------------     ------------     ------------     ------------      ------------
Balance at June 30, 2006            26,640,866     $  2,131,268     $ 12,809,237     ($19,320,694)     ($ 4,380,189)
                                  ============     ============     ============     ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------

                                                                       Six Months Ended
                                                                ------------------------------

                                                                  June 30,          June 30,
                                                                    2006              2005
                                                                ------------      ------------
Cash flows from operating activities:
      Net loss                                                  $     (3,993)     $   (373,399)
      Adjustments to reconcile net loss to net
          cash provided by (used for) operating activities:
          Interest on loan                                             2,033              --
          Depreciation and amortization                               49,897            65,083
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable            (109,296)           30,120
              (Decrease) increase in inventories                      47,270            (6,390)
              Increase in deferred software costs                   (206,315)             --
              Increase in other prepaid expenses                      (2,516)          (17,641)
              Increase in accounts payable                           239,028           121,126
              Decrease in customer deposits                         (250,274)           (9,395)
              Increase in accrued expenses                            21,776            41,127
              Increase (decrease) in deferred revenues               458,365           (12,036)
                                                                ------------      ------------
      Net cash provided by (used for) operating activities           245,975          (161,405)
                                                                ------------      ------------

Cash flows from investing activities:
      Purchases of property and equipment                            (13,283)           (7,153)
      Purchase of capitalized software                                (8,910)             --
                                                                ------------      ------------
      Net cash used for investing activities                         (22,193)           (7,153)
                                                                ------------      ------------

Cash flows from financing activities:
      Principal payment on note payable                              (30,348)             --
      Principal payments on obligations
          under capital lease                                         (1,299)           (9,806)
                                                                ------------      ------------
      Net cash used for financing activities                         (31,647)           (9,806)
                                                                ------------      ------------

Net increase (decrease) in cash                                      192,135          (178,364)
Cash, beginning of period                                            125,508           266,463
                                                                ------------      ------------

Cash, end of period                                             $    317,643      $     88,099
                                                                ============      ============

Supplemental Disclosure of Cash Flow Information:

      Cash paid for interest                                    $      1,201      $        830
      Non-cash investing and financing activities:
          Accounts payable converted to note payable            $     52,574      $       --
          Accrued interest on preferred stock charged to
              accumulated deficit                               $    133,500      $    133,500
          Issuance of common stock in satisfaction of
              accrued interest                                  $    400,500      $       --

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

BASIS OF PRESENTATION
---------------------

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred an accumulated deficit of approximately $19.3 million through June 30, 2006. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2005 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

     As of June 30, 2006, the Company had approximately $318,000 in cash. In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our rented space by approximately 25% and diminishing our health insurance premiums by increasing employees' contributions. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000, and we believe that based on our current level of expenses and sales we currently have sufficient cash to fund our operations through the end of 2006.

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

     On May 15, 2006, we issued an aggregate 4,054,185 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB Bank) in satisfaction of an aggregate interest payment of $400,500, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER SHARE
------------------

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

     Common share equivalents consist of 2,328,784 and 2,380,209 shares of common stock which may be issuable upon exercise of outstanding stock options, warrants, and the conversion of preferred stock at June 30, 2006 and 2005, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

     Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net loss to determine the amount of net loss attributable to common stockholders.

SHARE-BASED COMPENSATION
------------------------

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

     At the date of adoption, there were no unvested options outstanding and no options were granted during the six months ended June 30, 2006. Consequently, there was no share-based compensation expense recorded during the six months ended June 30, 2006.

     Additionally, for the quarter ended June 30, 2005, there was no proforma disclosure of stock based compensation expense because there were no unvested options outstanding as of the beginning of the quarter and no options granted during the quarter.

3. STOCK OPTION PLANS

     On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since stockholder approval was not obtained. As of June 30, 2006, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

     On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of June 30, 2006, there were options to purchase 20,000 shares of common stock outstanding and 250,000 shares available for grant under the 1998 Plan.

     The following table summarizes information about stock options outstanding at June 30, 2006:

                                                                    Weighted
                                Weighted average                Average exercise
                                   Remaining        Number of       price of
                    Number     Contractual life,     Options        options
Exercise price   Outstanding        In years       Exercisable    Exercisable
--------------   -----------   -----------------   -----------    -----------

    $ 0.75         220,000            2.4            220,000         $0.75

4. INVENTORIES

     Inventories consist of the following:          JUNE 30,     DECEMBER 31,
                                                      2006           2005
                                                   ---------     ------------

     Raw material                                  $  93,388       $  84,496
     Work-in-process                                  19,570          79,232
     Finished goods                                   15,691          12,191
                                                   ---------       ---------
                  Total                            $ 128,649       $ 175,919
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

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

     For the six months ended June 30, 2006, we reported a net loss of $3,993 compared to a net loss of $373,399 for the six months ended June 30, 2005.

     Our total revenues for the six months ended June 30, 2006 were approximately $1,592,000 as compared to revenues of approximately $1,334,000 for the six months ended June 30, 2005, representing an increase of approximately $258,000 or 19%. The increase for this period is due almost entirely to an increase in professional services for deployment of our new route software product, RouteRider LE ("RRLE") to one customer which accounted for approximately 27% of our total revenues.

     RRLE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and WindowsMobile2005), and databases. RRLE utilizes cellular, Wi-Fi, and Bluetooth communications protocols. We currently have a backlog for RRLE of approximately $400,000 which we expect will be shipped by the end of third quarter of 2006.

     Cost of goods sold for the six months ended June 30, 2006 was approximately $776,000, or 49% of revenues, compared to $731,000 or 55% of revenues for the six months ended June 30, 2005. The decrease in cost of goods sold as a percentage of sales is a direct result of our cost cutting efforts put in place during the first quarter of 2006.

     OPERATING EXPENSES

     Total operating expenses for the six months ended June 30, 2006 were approximately $822,000 or 52% of revenues, as compared to $976,000 or 73% of revenue for the six months ended June 30, 2005, which is a decrease of approximately $155,000 or 16%.

     Research and development expenses for the six months ended June 30, 2006 were approximately $137,000 compared to $185,000 for the six months ended June 30, 2005, a decrease of approximately $48,000 or 26%. The decrease is due to planned reductions in personnel and consultant costs of approximately $37,000 along with a decrease in occupancy cost of approximately $10,000. The decrease in personnel is a result of diminished spending on internally developed product software.

     Selling and marketing expenses for the six months ended June 30, 2006 were approximately $201,000 compared to $271,000 for the six months ended June 30, 2005, a decrease of approximately $70,000 or 26%. The decrease is due to a decrease in payroll and related costs of approximately $55,000, a decrease in professional services of approximately $13,000, a decrease in printing and advertising of approximately $8,000, along with a decrease in occupancy costs of approximately $7,000 offset by an increase in sales commissions of approximately $15,000 due to higher sales. The decrease in payroll was partly due to the transfer of our Vice President of Sales to general and administrative upon his appointment to Chief Executive Officer.

     General and administrative expenses for the six months ended June 30, 2006 were approximately $484,000 compared to $521,000 for the six months ended June 30, 2005, a decrease of approximately $37,000 or 7%. The decrease is due to reduction in payroll and related costs of approximately $79,000, a decrease in audit fees of approximately $16,000, and decrease in occupancy costs of approximately $14,000, partially offset by an increase in directors' fees of approximately $44,000 and an increase in legal fees of approximately $37,000.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash of $246,000 and used cash of $161,000 from operations for the six months ended June 30, 2006, and 2005, respectively. For the six months ended June 30, 2006, our principal operating cash requirements were to fund an increase in deferred software costs, along with an increase in trade receivable and a decrease in customer deposits, partially offset by an increase in deferred revenue and an increase in accounts payable. For the six months ended June 30, 2005, our principal operating cash requirements were to fund our loss from operation, along with an increase in prepaid expenses, and a decrease in deferred revenues, partially offset by an increase in accounts payable, and increase in accrued expenses and decrease in trade receivable.

     We used cash of $22,000 and $7,000 for investing activities for the six months ended June 30, 2006, and 2005, respectively. The cash was used for the purchase of capital equipment. As of June 30, 2006, we had no material commitments for capital expenditures.

     We used cash of $32,000 and $10,000 for financing activities for the six months ended June 30, 2006, and 2005, respectively to make payments on obligations under our notes payable and capital leases.

     As of June 30, 2006 we had $318,000 in cash, compared to $88,000 as of June 30, 2005.

     We have an accumulated deficit of approximately $19,321,000 through June 30, 2006. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern at December 31, 2005. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

     In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our facilities space by approximately 25% and diminishing our health insurance premiums by increasing employees' contribution. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

CONTRACTUAL OBLIGATIONS

     As of June 30, 2006, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include revenue recognition, share-based compensation, impairment of long-lived assets, inventory reserves, and allowance for doubtful accounts.

     REVENUE RECOGNITION
     -------------------

     We recognize the majority of our revenue in accordance with SEC Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS". Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. Our sales contracts provide for the customer to accept title and risk of loss at the time of delivery of the product to a common carrier.

      Our transactions sometimes involve multiple elements (i.e. systems and services). Revenue under multiple arrangements is recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES". Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at time of delivery. If the arrangement has an undeliverable element, we ensure that we have objective and reliable evidence of the fair value of the undeliverable element. Fair value is determined based upon the price charged when the element is sold separately.

     We recognize revenue for software licenses in accordance with the American Institute of Certified Public Accountants ("AICPA")'s Statement of position 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements. License revenue is recognized upon customer acceptance, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, and collectibility is probable.

     Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contract maintenance term.

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

     SHARE-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

     At the date of adoption, there were no unvested options outstanding and no options were granted during the six months ended June 30, 2006. Consequently, there was no share-based compensation expense recorded during the six months ended June 30, 2006.

     Additionally, for the quarter ended June 30, 2005, there was no proforma disclosure of stock based compensation expense because there were no unvested options outstanding as of the beginning of the quarter and no options granted during the quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On May 15, 2006, we issued an aggregate 4,054,185 shares of our common stock to Capital Bank Grawe Gruppe AG ("Capital Bank" and formerly RBB Bank) in satisfaction of an aggregate interest payment of $400,500, which interest was due under the terms of our Series B, C, and D Convertible Preferred Stock that are currently issued, outstanding, and held by Capital Bank. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933 as amended, because the transaction did not involve any public offering by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     On August 11, 2006, the Company issued a press release announcing financial results for the fiscal quarter ended June 30, 2006. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this
Item 5 in lieu of its being furnished under cover of and pursuant to Item 2.02 of Form 8-K. This information furnished pursuant to this Item 5 (including the exhibits hereto) shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such a filing.

ITEM 6. EXHIBITS

     (a) Exhibits

         31.1     Certification of the Chief Executive Officer
         31.2     Certification of the Chief Accounting Officer
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.1     Press release dated August 11, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NATIONAL DATACOMPUTER, INC.



August 14, 2006                          /s/ William B. Berens
                                         ------------------------------
                                         William B. Berens
                                         President and Chief Executive Officer
                                         (principal executive officer)

August 14, 2006                          /s/ Bruna Bucacci
                                         ------------------------------
                                         Bruna Bucacci
                                         Chief Accounting Officer (principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                    TITLE


  31.1        Certification of the Chief Executive Officer.

  31.2        Certification of the Chief Accounting Officer.

  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1        Press release dated August 11, 2006