Form 10QSB
period 2006-09-30
NATIONAL DATACOMPUTER INC
filed 2006-11-14
CIK 812880

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

               For the Quarterly Period Ended: September 30, 2006

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of the Registrant's common stock, par value $0.08, outstanding as of November 1, 2006 was 26,640,866.

Transitional Small Business Disclosure Format Yes [_] No [X]
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheets as of September 30, 2006
        and December 31, 2005...............................................3

        Statements of Operations for the three and nine months
        ended September 30, 2006 and 2005...................................4

        Statement of Stockholders' Deficit for the nine months
        ended September 30, 2006............................................5

        Statements of Cash Flows for the nine months
        ended September 30, 2006 and 2005...................................6

        Notes to Financial Statements.......................................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........12

ITEM 3. CONTROLS AND PROCEDURES............................................18

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................20

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........20

ITEM 3. Defaults upon Senior Securities....................................20

ITEM 4. Submissions of Matters to a Vote of Security Holders...............20

ITEM 5. Other Information..................................................20

ITEM 6. Exhibits...........................................................20

SIGNATURES.................................................................21

EXHIBIT INDEX..............................................................22

                           NATIONAL DATACOMPUTER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    September 30,     December 31,
                                                                                                        2006              2005
                                                                                                    ------------      ------------
Assets
Current Assets:
     Cash                                                                                           $    140,555      $    125,508
     Accounts receivable, net of allowance for doubtful accounts of $3,000
       and $1,296 at September 30, 2006 and December 31, 2005 respectively                               220,798           139,161
     Inventories, net                                                                                    119,476           175,919
     Deferred software costs                                                                             199,959              --
     Prepaid expenses                                                                                     49,031            47,008
                                                                                                    ------------      ------------
       Total current assets                                                                              729,819           487,596
Property and equipment, net                                                                               46,766            64,274
Capitalized software development costs, net                                                               21,710            37,021
                                                                                                    ------------      ------------
       Total Assets                                                                                 $    798,295      $    588,891
                                                                                                    ============      ============

Liabilities and Stockholders' Deficit
Current Liabilities:
     Current obligations under capital lease                                                        $      3,771      $      3,544
     Notes payable, current portion                                                                       36,695            54,000
     Accounts payable                                                                                    403,347           317,279
     Customer deposits                                                                                    12,278           256,756
     Accrued payroll and related taxes                                                                   160,282           157,627
     Other accrued expenses                                                                              101,183            78,174
     Deferred revenues                                                                                   769,674           349,286
                                                                                                    ------------      ------------
       Total current liabilities                                                                       1,487,230         1,216,666
Note payable, net of current portion                                                                      29,216              --
Obligations under capital lease, net of current portion                                                    7,226             9,450
                                                                                                    ------------      ------------
       Total Liabilities                                                                               1,523,672         1,226,116
                                                                                                    ------------      ------------

Convertible Preferred Stock                                                                            3,805,721         4,005,971
                                                                                                    ------------      ------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, Series A convertible, $0.001 par value; 20 shares
       authorized; no shares issued or outstanding                                                          --                --

     Common stock, $0.08 par value; 30,000,000 shares authorized; 26,640,866
       and 22,586,681 shares issued and outstanding at September 30, 2006 and December 31, 2005        2,131,268         1,806,933

     Capital in excess of par value                                                                   12,809,237        12,733,072
     Accumulated deficit                                                                             (19,471,603)      (19,183,201)
                                                                                                    ------------      ------------
       Total Stockholders' Deficit                                                                    (4,531,098)       (4,643,196)
                                                                                                    ------------      ------------
       Total Liabilities and Stockholders' Deficit                                                  $    798,295      $    588,891
                                                                                                    ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months Ended                 Nine Months Ended
                                                         ------------------------------      ------------------------------
                                                         September 30,     September 30,     September 30,     September 30,
                                                             2006              2005              2006              2005
                                                         ------------      ------------      ------------      ------------
Revenues:
    Product                                              $    175,641      $    434,231      $    865,233      $  1,202,049
    Services                                                  358,780           289,898         1,260,898           856,470
                                                         ------------      ------------      ------------      ------------
      Total Revenues                                          534,421           724,129         2,126,131         2,058,519

Cost of revenues                                              279,088           427,803         1,055,337         1,159,118
                                                         ------------      ------------      ------------      ------------

      Gross Profit                                            255,333           296,326         1,070,794           899,401
                                                         ------------      ------------      ------------      ------------

Operating expenses:
    Research and development                                   49,769            89,768           186,431           274,299
    Selling and marketing                                      74,912           132,447           276,359           403,659
    General and administrative                                216,021           250,150           699,615           770,726
                                                         ------------      ------------      ------------      ------------
                                                              340,702           472,365         1,162,405         1,448,684
                                                         ------------      ------------      ------------      ------------
Loss from operations                                          (85,369)         (176,039)          (91,611)         (549,283)

Other income (expense):
    Interest income                                               388               419             1,022             2,147
    Gain on currency exchange                                   1,373              --               6,222              --
    Interest expense                                             (551)             (675)           (3,785)           (2,558)
                                                         ------------      ------------      ------------      ------------
Net loss                                                 $    (84,159)     $   (176,295)     $    (88,152)     $   (549,694)
                                                         ============      ============      ============      ============

Calculation of net loss per common share:

Net loss                                                 $    (84,159)     $   (176,295)     $    (88,152)     $   (549,694)
Preferred stock preferences                                   (66,750)          (66,750)         (200,250)         (200,250)
                                                         ------------      ------------      ------------      ------------
Net loss attributable to common stockholders             $   (150,909)     $   (243,045)     $   (288,402)     $   (749,944)
                                                         ============      ============      ============      ============
Basic and diluted net loss per share attributable to
    common stockholders                                  $      (0.01)     $      (0.01)     $      (0.01)     $      (0.03)
                                                         ============      ============      ============      ============
Weighted average shares outstanding                        26,640,866        22,134,181        24,636,049        22,134,181
                                                         ============      ============      ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
--------------------------------------------------------------------------------

                                                  Common Stock
                                  ----------------------------------------------
                                                                                     Capital in            Total
                                                       Par             excess        Accumulated       stockholders'
                                     Shares           value         of par value       deficit            deficit
                                  ------------     ------------     ------------     ------------      ------------
Balance at January 1, 2006          22,586,681     $  1,806,933     $ 12,733,072     ($19,183,201)     ($ 4,643,196)

Net loss                                  --               --               --            (88,152)          (88,152)

Interest on preferred stock               --               --               --           (200,250)         (200,250)

Issuance of common stock
   in satisfaction of accrued
   interest                          4,054,185          324,335           76,165             --             400,500

                                  ------------     ------------     ------------     ------------      ------------

Balance at September 30, 2006       26,640,866     $  2,131,268     $ 12,809,237     ($19,471,603)     ($ 4,531,098)
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                               ------------------------------

                                                               September 30,     September 30,
                                                                   2006              2005
                                                               ------------      ------------
Cash flows from operating activities:
     Net loss                                                  $    (88,152)     $   (549,694)
     Adjustments to reconcile net loss to net
         cash provided by (used for) operating activities:
         Interest on loan                                             2,033              --
         Depreciation and amortization                               64,374            99,125
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable             (81,637)          199,647
             Decrease in inventories                                 56,443            21,375
             Increase in deferred software costs                   (199,959)             --
             Increase in other prepaid expenses                      (2,023)           (8,980)
             Increase in accounts payable                           138,642           104,634
             (Decrease) increase in customer deposits              (244,478)           85,392
             Increase in accrued expenses                            25,664            55,924
             Increase (decrease) in deferred revenues               420,388           (92,865)
                                                               ------------      ------------
     Net cash provided by (used for) operating activities            91,295           (85,442)
                                                               ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                            (15,245)          (12,539)
     Purchase of capitalized software                               (16,310)          (11,600)
                                                               ------------      ------------
     Net cash used for investing activities                         (31,555)          (24,139)
                                                               ------------      ------------

Cash flows from financing activities:
     Principal payments on note payable                             (42,696)             --
     Principal payments on obligations
         under capital lease                                         (1,997)           (9,973)
                                                               ------------      ------------
     Net cash used for financing activities                         (44,693)           (9,973)
                                                               ------------      ------------

Net increase (decrease) in cash                                      15,047          (119,554)
Cash, beginning of period                                           125,508           266,463
                                                               ------------      ------------

Cash, end of period                                            $    140,555      $    146,909
                                                               ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                    $      1,752      $      2,558
     Non-cash investing and financing activities:
         Accounts payable converted to note payable            $     52,574      $       --
         Accrued interest on preferred stock charged to
             accumulated deficit                               $    200,250      $    200,250
         Issuance of common stock in satisfaction of
             accrued interest                                  $    400,500      $       --

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

    LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred an accumulated deficit of approximately $19.5 million through September 30, 2006. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2005 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

        As of September 30, 2006, the Company had approximately $141,000 in cash. In order to improve our cash position, we have taken a number of steps to reduce and control our expenses. During the fourth quarter of 2005 and the first quarter of 2006 we initiated cost reduction programs such as reducing our manpower by approximately 21%, decreasing our rented space by approximately 25% and diminishing our health insurance premiums by increasing employees' contributions. These programs will be instrumental in reducing our annual operating expenses by approximately $650,000, and we believe that based on our current level of expenses and sales we currently have sufficient cash to fund our operations through the end of 2006.

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

        Common share equivalents consist of 2,328,784 and 2,380,209 shares of common stock which may be issuable upon exercise of outstanding stock options, warrants, and the conversion of preferred stock at September 30, 2006 and 2005, respectively. All common share equivalents have been excluded from the calculation of weighted average shares outstanding, as their inclusion would be anti-dilutive.

        Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock are subtracted from the net loss to determine the amount of net loss attributable to common stockholders.

    SHARE-BASED  COMPENSATION
    -----------  ------------

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

        At the date of adoption, there were no unvested options outstanding and no options were granted during the nine months ended September 30, 2006. Consequently, there was no share-based compensation expense recorded during the nine months ended September 30, 2006.

        Additionally, for the quarter and nine months ended September 30, 2005, there was no proforma disclosure of stock based compensation expense because there were no unvested options outstanding as of the beginning of the periods and no options granted during the periods.

3.  STOCK OPTION PLANS

        On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. A maximum of 200,000 shares of common stock was reserved for issuance in accordance with the terms of the 1997 Plan. The 1997 Plan now only provides for the issuance of non-qualified options since stockholder approval was not obtained. As of September 30, 2006, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

        On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of September 30, 2006, there were options to purchase 20,000 shares of common stock outstanding and 250,000 shares available for grant under the 1998 Plan.

        The following table summarizes information about stock options outstanding at September 30, 2006:

                                                                                              Weighted
                                            Weighted average                              Average exercise
                                               Remaining              Number of               price of
                         Number            Contractual life,           Options                options
  Exercise price      Outstanding               In years             Exercisable            Exercisable
--------------------------------------- ------------------------- -------------------   ---------------------
      $ 0.75            220,000                   2.2                  220,000                 $0.75

4.  INVENTORIES

    Inventories consist of the following:

                                            SEPTEMBER 30,    DECEMBER 31,
                                                2006             2005
                                            ------------     ------------

    Raw material                            $     64,179     $     84,496
    Work-in-process                               38,989           79,232
    Finished goods                                16,308           12,191
                                            ------------     ------------

                                  Total     $    119,476     $    175,919
                                            ============     ============

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" which is an interpretation of FASB Statement 109, "ACCOUNTING FOR INCOME TAXES." FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The provisions of FIN 48 are effective for the Company's interim reporting period beginning January 1, 2007. The Company does not believe the adoption of this pronouncement FIN 48 will have a material impact on its financial position and results of operations.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB
108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company's interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

SFAS 157 is effective for the Company's interim reporting period beginning January 1, 2008.

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

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

    For the nine months ended September 30, 2006, we reported a net loss of $88,152 compared to a net loss of $549,694 for the nine months ended September 30, 2005.

    Our total revenues for the nine months ended September 30, 2006 were approximately $2,126,000 as compared to revenues of approximately $2,059,000 for the nine months ended September 30, 2005, representing an increase of approximately $67,000 or 3%. The increase for this period is due almost entirely to an increase in professional services for deployment of our new route software product, RouteRider LE ("RRLE") to two customers which accounted for approximately 32% of our total revenues.

    RRLE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and WindowsMobile2005), and databases. RRLE utilizes cellular, Wi-Fi, and Bluetooth communications protocols. We currently have a backlog for RRLE of approximately $425,000 which we expect will be shipped during the fourth quarter of 2006.

    Cost of goods sold for the nine months ended September 30, 2006 was approximately $1,055,000, or 50% of revenues, compared to $1,159,000 or 56% of revenues for the nine months ended September 30, 2005. The decrease in cost of goods sold as a percentage of sales is a direct result of our cost cutting efforts put in place during the first quarter of 2006, along with sales of products which carry a higher margin.

    OPERATING EXPENSES

    Total operating expenses for the nine months ended September 30, 2006 were approximately $1,162,000 or 55% of revenues, as compared to $1,449,000 or 70% of revenue for the nine months ended September 30, 2005, which is a decrease of approximately $287,000 or 20%.

    Research and development expenses for the nine months ended September 30, 2006 were approximately $186,000 compared to $274,000 for the nine months ended September 30, 2005, a decrease of approximately $88,000 or 32%. The decrease is due to planned reductions in personnel and consultant costs of approximately $62,000 along with a decrease in occupancy cost of approximately $21,000. The decrease in personnel and consultants is a result of diminished spending on internally developed product software.

    Selling and marketing expenses for the nine months ended September 30, 2006 were approximately $276,000 compared to $404,000 for the nine months ended September 30, 2005, a decrease of approximately $128,000 or 32%. The decrease is due to a decrease in payroll and related costs of approximately $96,000, a decrease in professional services of approximately $19,000, a decrease in printing and advertising of approximately $13,000, along with a decrease in occupancy costs of approximately $13,000 offset by an increase in sales commissions of approximately $18,000 due to higher sales. The decrease in payroll was partly due to the transfer of our Vice President of Sales to general and administrative upon his appointment to Chief Executive Officer.

    General and administrative expenses for the nine months ended September 30, 2006 were approximately $700,000 compared to $771,000 for the nine months ended September 30, 2005, a decrease of approximately $71,000 or 9%. The decrease is due to reduction in payroll and related costs of approximately $128,000, a decrease in audit fees of approximately $18,000, and decrease in occupancy costs of approximately $28,000, partially offset by an increase in directors' fees of approximately $70,000 and an increase in legal fees of approximately $44,000.

LIQUIDITY AND CAPITAL RESOURCES

    We generated cash of $91,000 and used cash of $85,000 from operations for the nine months ended September 30, 2006, and 2005, respectively. For the nine months ended September 30, 2006, our principal operating cash requirements were to fund our loss from operations along with an increase in deferred software costs, an increase in trade receivables and a decrease in customer deposits, offset by an increase in deferred revenue an increase in accounts payable and a decrease in inventory. For the nine months ended September 30, 2005, our principal operating cash requirements were to fund our loss from operations, along with a decrease in deferred revenues and an increase in prepaid expenses, partially offset by a decrease in trade receivables, an increase in accounts payable, customer deposits and accrued expenses.

    We used cash of $32,000 and $24,000 for investing activities for the nine months ended September 30, 2006, and 2005, respectively. The cash was used for the purchase of capital equipment and investment in capitalized software. As of September 30, 2006, we had no material commitments for capital expenditures.

    We used cash of $45,000 and $10,000 for financing activities for the nine months ended September 30, 2006, and 2005, respectively to make payments on obligations under our notes payable and capital leases.

    As of September 30, 2006 we had $141,000 in cash, compared to $147,000 as of September 30, 2005.

    We have an accumulated deficit of approximately $19,472,000 through September 30, 2006. As a result of this accumulated deficit and our cash position, the report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern at December 31, 2005. The Company's plans to address the situation are presented below. However, there are no assurances that these plans will be successful or sufficient.

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

CONTRACTUAL OBLIGATIONS

    As of September 30, 2006, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

    At the date of adoption, there were no unvested options outstanding and no options were granted during the nine months ended September 30, 2006. Consequently, there was no share-based compensation expense recorded during the nine months ended September 30, 2006.

    Additionally, for the quarter ended September 30, 2006, there was no proforma disclosure of stock based compensation expense because there were no unvested options outstanding as of the beginning of the quarter and no options granted during the quarter.

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

                                       NATIONAL DATACOMPUTER, INC.



November 14, 2006                      /s/ William B. Berens
                                       -----------------------------------------
                                       William B. Berens
                                       President and Chief Executive Officer
                                       (principal executive officer)


November 14, 2006                      /s/ Bruna Bucacci
                                       -----------------------------------------
                                       Bruna Bucacci
                                       Chief Accounting Officer (principal
                                       financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         TITLE


31.1          Certification of the Chief Executive Officer.

31.2          Certification of the Chief Accounting Officer.

32.1          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.