Form 10KSB
period 2006-12-31
NATIONAL DATACOMPUTER INC
filed 2007-04-02
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
  (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| The registrant had revenues of approximately $3.0 million during the fiscal year ended December 31, 2006. As of March 30, 2007, 35,242,438 shares of the registrant's common stock, $0.001 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $297,227 based on the closing price of $0.04 per share as reported by the OTC Bulletin Board.

Transitional Small Business Disclosure Format:  Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


PART I                                                                      PAGE

          Item 1.     Description of Business                                 2
          Item 1A.    Risk Factors                                            6
          Item 2.     Description of Property                                12
          Item 3.     Legal Proceedings                                      13
          Item 4.     Submission of Matters to a Vote of Security Holders    13

PART II

          Item 5.     Market for Common Equity, Related
                      Stockholder Matters and Small Business Issuer
                      Purchases of Equity Securities                         13
          Item 6.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    14
          Item 7.     Financial Statements                                   22
          Item 8.     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    22
          Item 8A.    Controls and Procedures                                22
          Item 8B.    Other Information                                      23

PART III

          Item 9.     Directors, Executive Officers, Promoters and
                      Control Persons; Compliance With Section 16(a)
                      of the Exchange Act                                    23
          Item 10.    Executive Compensation                                 28
          Item 11.    Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters             31
          Item 12.    Certain Relationships and Related Transactions         32
          Item 13.    Exhibits                                               34
          Item 14.    Principal Accountant Fees and Services                 36
          Item 15.    Signatures                                             38

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS.

      National Datacomputer, Inc. (hereinafter referred to as the "Company", "we", "us" or "our") was organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. We are engaged exclusively in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products.

      From the very beginning we designed our software solution based on the customer's unique specifications. Our first entry into the market was a DOS-based Route Accounting software solution named RouteRider(R) which we developed in 1988. The RouteRider software, running on our first generation of rugged handheld Datacomputer(R) ("Datacomputer") the DC3.0, was originally designed and built for an office coffee service company. Since that time multiple generations of Datacomputers (DC3X, DC4 and DC4CE) were designed and brought to market and our software application was improved customer by customer and market by market. To date we have provided dependable solutions for distribution markets such as baking, dairy, beer, soda, water, wine and spirits.

      Although you can still buy our Datacomputers running our original RouteRider software, we have now channeled all of our experience into a new portable and highly parameterized Route Accounting solution designed to run on the very latest industry standard Microsoft(TM) operating systems and architectures which increases our market potential by running on industry preferred operating systems and handheld devices.

      During the fiscal year ended December 31, 2006, we also divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

      During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG ("CapitalBank"). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

      Our goal continues to be the leading supplier in the route accounting system markets and in selected other market sectors which we may identify in the future. The key elements of this strategy include: (i) listening to our customers and prospects and then designing and building solutions that resolve their inventory and supply chain product problems; (ii) continuously updating our software solutions to remain current with customers' needs as well as existing technology; and (iii) hiring people with industry experience.

PRODUCTS

      We are a leading implementer of software solutions, such as our Microsoft(TM) DOS(R)-based RouteRider product and the Microsoft(TM) Pocket PC(R)-based RouteRider LE product, for companies that need the latest technology to manage and improve their business operations. Our Route Accounting solution functions as a combined point of sale and a rolling warehouse management system with all the technical and audit functionality needed for today's working environments.

      In June 2004 we signed a distribution partnership with Micronet, LTD, giving us rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico. Since that time we have worked with Micronet to modify this software so that it conforms to the North American market. We plan to expand our sales team in order to increase revenues which will give us the ability to boost productive partnerships with software and hardware partners. In addition we also plan to design and develop ancillary application software to go along with the existing Direct Store Delivery ("DSD") software. By doing these two things we will be able to:

      o    Expand the market into non DSD sales;
      o    Increase our margins;
      o    Increase our competitive capabilities; and
      o Improve our overall position as a preferred vendor for these products and services.

      This involves concurrent order taking, product delivery, signature capture, inventory tracking, and asset control. Salespeople enter customer orders in handheld computers and use portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in the handheld computer is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the handheld computer.

      OUR TAILORED SOFTWARE SOLUTIONS

      1. ROUTERIDER(R) LE

      We are a recognized leader in technology in the DSD or Route Accounting software. We have accumulated over 18 years of experience by developing an installed base of well over a hundred clients. This experience or knowledge will be the driving force in our growth for this sector. Also, our distribution agreement with Micronet LTD, enables us to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service.

      The software, named RouteRider(R) LE, ("RouteRider LE") is a mobile sales force automation application designed to increase efficiency, improve productivity and make companies more profitable and competitive by allowing sales and distribution personnel to gather, enter and share data at the point of work.

      We believe that RouteRider LE utilizes state of the art technology to provide a complete and comprehensive mobile solution for sales and route accounting applications, including pre-sale; van sale (DSD) and distribution. The sales/field force is equipped with handheld computers or PDA's (Personal

Digital Assistants) and communicates to the host or back office system through a dedicated communication server. RouteRider LE is designed to enable sales and field representatives to receive timely and updated information needed to make decisions and close transactions effectively and efficiently.

      RouteRider LE runs on standard Microsoft(TM) Windows(R) operating systems. RouteRider LE software includes a communications server that mediates between the back office system and the handheld computers. The server implements a unique development that greatly enhances communication data rates. The software is designed to include all of the functions that a sales person might perform during his or her work.

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

OUR HARDWARE PRODUCTS

      Our handheld Datacomputer(R) ("Datacomputer") computers include a microprocessor, keyboard, LCD displays, and full size alphabetic and numeric character sets. Our Datacomputers are designed to be highly reliable, tolerant to human error, and easy to use. They are shock and splash resistant, and operate over a wide temperature range.

      Application programs for our Datacomputers are written on conventional desktop computers with commonly used programming languages and then executed on the Datacomputer or other supported handheld devices. Application programs and data are stored in the Datacomputer's random access memory and can be readily changed by communicating revisions or new programs to the Datacomputer through the communications setup we provide. The Datacomputer can receive data from bar-code readers, other computers (including other Datacomputers), over telephone lines through a modem, and through the use of wireless technology. Our Datacomputer product line includes various models of the Datacomputer, bar-code readers, rugged printers, communication devices, carrying cases, cables, and add-on memory boards.

      DATACOMPUTER MODEL DC4(TM)

      Our Datacomputer Model DC4(TM) (the "DC4"), introduced in 1997, is designed for use by the route service market. The DC4 is an advanced version of our now discontinued model DC3X which employs a faster processor and a faster internal modem. Besides those enhancements, the DC4 also incorporates two significant features not available in the DC3X, namely, a touch-screen for signature capture capability and optical communication capability.

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

MARKETING AND DISTRIBUTION

      Recognizing the need to focus our marketing resources, we have targeted our business strategy for our software solutions to a limited number of markets. We currently focus on market sectors where businesses distribute their products through routes. We believe that the route sales and service market is attractive because: (i) customer acceptance of handheld computers has been established in those sectors; (ii) customers have realized a substantial return on their investment in handheld computers; and (iii) we enjoy a competitive advantage in this market due to our software and related services. We continue to believe that we have gained and maintain the leading position in the office coffee service market, and are penetrating the beverage distribution, bakery, snacks, and dairy markets.

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

      SERVICE AND SUPPORT

      Superior service is a vital part of our competitive strategy and institutionally we emphasize the quality of both our hardware and software service. Our customer service department manages all installations, preparations and follow-up support. We provide depot repair services for our own manufactured hardware as well as other manufacturers' handhelds.

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

      Approximately 53% of our 2006 total revenue was attributed to service and support sales.

      KEY CUSTOMERS

      During 2006, three customers accounted for approximately 45% of our total revenues. The majority of our customers place orders with us on an "as needed basis"; however there are times when a customer will place an order for delivery over a twelve month period.

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

EMPLOYEES

      As of December 31, 2006, we had 12 full-time employees and one subcontractor. Of these employees and subcontractor, three were engaged in sales and marketing, six in service and customer support, and four in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

      We will need financing to continue our operations and generate revenue to become profitable and sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve and sustain profitability, the Company's share price would likely decline.

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

      Approximately 53% of our 2006 total revenue was attributed to service and support sales. During 2006, one customer who has been one of our top customers since 1990 accounted for approximately 29% of our total revenues. Additionally, in 2006 our top three customers collectively accounted for 45% of our total revenues.

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

                          RISKS RELATED TO OUR COMPANY

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

      The independent registered public accounting firm's report on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph about our ability to continue as a going concern. Although we have been able to reduce our operating expenses by 17% in 2006, as compared to 2005, we still have incurred an accumulated deficit of approximately $15.9 million through December 31, 2006. As of December 31, 2006, we had approximately $163,000 in cash and a negative working capital of $678,127. The 2006 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from equity transactions subsequent to year end, we will continue to have a current ratio of less than 1, which is generally considered to place a company at higher financial risk. In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

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

                       RISKS RELATING TO OUR COMMON STOCK

A SIGNIFICANT HOLDER OF SHARES OF OUR COMMON STOCK HAS SUFFICIENT OWNERSHIP TO SINGULARLY DETERMINE THE RESULTS OF ANY STOCKHOLDER VOTE AND CONTROL OUR BOARD OF DIRECTORS.

      As of March 30, 2007, Anthony Stafford and his four children beneficially own an aggregate of 20,226,157 shares of our common stock, or 57.39%, and thus a majority, of all outstanding shares of our common stock. Mr. Stafford has sole voting authority over all of such shares and will thus be able to determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as the sale of our company. Mr. Stafford is also a member of our Board of Directors.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      We maintain our principal offices and manufacturing operations in a leased 14,509 square foot facility in Billerica, Massachusetts. Our lease expires on September 30, 2008. The annual base rent for our leased facilities is approximately $102,000. The lease contains an option for renewal, and requires, among other things, that we will pay to our landlord as additional rent our pro rata share of certain operational and maintenance costs at the facility during the term of the lease. We believe that our facilities are adequate for our current needs and that additional space, if required, may be available at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

      We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      On March 30, 2007, we submitted the following matters to a vote of our stockholders:

      1. To approve an amendment to the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation") to increase the number of authorized shares of the Company's common stock;
      2. To approve an amendment to the Company's Certificate of Incorporation to decrease the par value of the Company's common stock;
      3. To approve an amendment to the Company's Certificate of Incorporation to authorize the issuance of serial preferred stock, with authority vested in the Board of Directors of the Company to prescribe the classes, series and number of each class or series of the preferred stock of the Company and the voting powers, designations, preferences limitations, restrictions and relative rights of each class or series of the preferred stock of the Company ;
      4. To adopt the 2007 Employee, Director and Consultant Stock Plan and to reserve 2,000,000 shares of the Company's common stock for grant under that plan;
      5. To approve the sale and issuance of shares of the Company's common stock to the Company's current executive officers and members of the Board of Directors.

      Our stockholders voted in favor of the above matters.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock trades on the OTC Bulletin Board ("OTC") under the symbol IDCP. On March 30, 2007, the last traded price for our common stock as reported by OTC was $0.04 per share.

      For the periods indicated below, the table sets forth the range of high and low last sale prices for our Common Stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual retail transactions.

                                                          HIGH            LOW
                                      2005

           First Quarter                                 $ 0.12         $ 0.10
           Second Quarter                                  0.10           0.09
           Third Quarter                                   0.26           0.10
           Fourth Quarter                                  0.20           0.08

                                      2006

           First Quarter                                 $ 0.10         $ 0.09
           Second Quarter                                  0.09           0.03
           Third Quarter                                   0.04           0.03
           Fourth Quarter                                  0.08           0.02

      As of March 30, 2007, there were approximately 2,287 stockholders of record of our common stock.

      Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

UNREGISTERED SALES OF SECURITIES

      On January 23, 2007, Anthony Stafford, and his four children, purchased 20,226,157 shares of our common stock. On March 30, 2007, upon stockholders' approval we issued 7,079,155 shares of our common stock to our executive officers and members of our Board of Directors, as described in Item 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." On March 30, 2007, we issued 564,236 shares of our common stock to each of our directors as part of their compensation earned during 2006.

ISSUER REPURCHASES OF EQUITY SECURITIES

      On December 1, 2006, we purchased from AST all of the 4,150 shares of our issued and outstanding preferred stock in exchange for the transfer of all the assets and liabilities of our audit business.

      On January 2007 acting as agent for certain new investors, we caused the transfer of 30,339,236 shares of our common stock together with rights to receive accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that AST had previously purchased from Capital Bank.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Our total revenues from continuing operations for the fiscal year ended December 31, 2006, were $2,045,452 as compared to $1,266,884 for the fiscal year ended December 31, 2005, an increase of 61%. Net loss from continuing operations for 2006 was $153,431, or $(0.01) per share, as compared to a loss of $970,965 or $(0.05) per share for 2005.

      During the fiscal year ended December 31, 2006, we also divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

      During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG ("CapitalBank"). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

      One of these investors, Anthony Stafford, invested $400,000 for the purchase of shares of our common stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the $600,000 (including Mr. Stafford's $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors, upon a majority approval from our stockholders, agreed to make such an investment and therefore purchased an aggregate of 7,079,155 shares of our common stock on the same terms on which Mr. Stafford purchased his shares.

      As a result of the transactions, we redeemed and retired the prior outstanding preferred stock, with a stated liquidation preference of $3,805,721 and we sold our audit business line, which constituted less than a majority of our revenues in 2006, to AST. In January 2007, we received $350,000 of working capital from the new investors. We believe this transaction was beneficial to us, as it provides us the ability to better focus on our other core line, our Route Accounting business. The sale of the audit business has been accounted as a discontinued operation in accordance with SFAS No. 144. In 2006, we recorded a loss of $7,977 from the sale of our audit business.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. We evaluate our inventories to determine excess or slow moving products based on quantities on hand, current orders and expected future demand. For those items in which we believe we have an excess supply or for those items that are obsolete, we estimate the net amount that we expect to realize from the sale of such products and record an allowance.

      LONG-LIVED ASSETS

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

      SHARE-BASED  COMPENSATION

      Effective January 1, 2006, we adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which established accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. We also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been revisited to reflect the fair value method of expensing share-based compensation.

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

      No software costs were capitalized or written down during 2006. Amortization of capitalized software costs was $33,808 and $61,499 for the years ended December 31, 2006 and 2005, respectively.

     ACCOUNTING FOR INCOME TAXES.

     We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets that have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred through 2006 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $3,236,000 as of December 31, 2006. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized in a single year.

RESULTS OF OPERATIONS

      Although a challenging year in many respects, we have had some very positive developments, such as an internationally recognized company in the food services industry selecting one of our products, RouteRider LE, for route accounting deployment throughout the United States and Europe. The handheld solution which interfaces with the J.D. Edwards system went into production during the last quarter of 2006.

      On December 1, 2006, we sold our audit business in exchange for our preferred stock. The elimination of the outstanding shares of our preferred stock is beneficial to our current stockholders because it results in no other stockholders having a liquidation preference over the holders of our common stock as well as the cessation of our obligation to issue cash or common stock as interest payments with regards to the preferred stock. We recorded a net loss of $7,977 on the sale of our audit business. This business has been reported as a discontinued operation in accordance with SFAS No. 144,"ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," and all periods presented have been restated accordingly to reflect these operations as discontinued. Revenue of the audit business for 2006 and 2005 was approximately $951,000 and $1,406,000, respectively. Income from discontinued operations for 2006 and 2005 was approximately $134,000 and $203,000, respectively.

      The following discussion and analysis of results of operation focuses on continuing operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

      For the year ended December 31, 2006, we reported a loss from continuing operations of $153,431 compared to a loss of $970,965 for the comparable prior year. This improvement in net loss was due to increased revenues combined with our cost reduction programs.

      REVENUE

      Our total revenue for the year ended December 31, 2006 increased 61% to $2,045,452 compared to $1,266,884 for the comparable prior year.

      Product revenues for the year ended December 31, 2006 increased 130% to $804,521 compared to $350,190 for the prior year. The increase is due to sales of our new generation software product, RouteRider LE ("RRLE"). RRLE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and soon WindowsMobile 2005), databases and utilizes cellular, Wi-Fi, and Bluetooth communications protocols.

      Service revenues for the year ended December 31, 2006 increased 35% to $1,240,931 compared to $916,694 for the prior year. This increase is a result of revenue recognized for training and support of our new RRLE software.

      Our gross profit was $1,121,353 or 55% of revenues for the year ended December 31, 2006, compared to $579,140, or 46% of revenues from the prior year. The improved margin is primarily due to higher revenue together with our cost cutting efforts put in place during the first quarter of 2006.

      OPERATING EXPENSES

      Total operating expenses of $1,274,851 decreased 18% for the year ended December 31, 2006 from $1,548,778 for the comparable prior year.

      Research and development expenses for the year ended December 31, 2006 were $75,596 compared to $114,918 for the prior year, a decrease of 34%. The decrease is due to lower occupancy cost of approximately $28,000 and a decrease in depreciation of approximately $10,000.

      Selling and marketing expenses for the year ended December 31, 2006 were $296,292 compared to $434,650 for the prior year, a decrease of 32%. The decrease is due to a decrease in payroll and related costs of approximately $145,000, a decrease in printing and advertising of approximately $23,000, along with a decrease in occupancy costs of approximately $16,000 offset by an increase in sales commissions of approximately $48,000 due to higher sales. The decrease in payroll was partly due to the transfer of our Vice President of Sales to general and administrative upon his appointment to Chief Executive Officer.

      General and administrative expenses for the year ended December 31, 2006 were $902,963 compared to $999,210 for the prior year, a decrease of 10%. The decrease is due to a reduction in payroll and related costs of approximately $152,000, a decrease in occupancy cost of approximately $31,000 partially offset by an increase in legal fees of approximately $59,000 and an increase in directors' fees of approximately $40,000.

      LIQUIDITY AND CAPITAL RESOURCES

      We generated cash of $7,317 and used cash of $731,504 from operating activities from continuing operations for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, our principal operating cash for continuing operations was generated by an increase in accounts payable and accrued expenses along with a decrease in accounts receivable offset by a decrease in customer deposits and the loss from continuing operations. For the year ended December 31, 2005, our principal operating cash requirement for continuing operations was used to fund our loss from operations along with an increase in accounts receivable, offset by an increase in customer deposits, accounts payable and accrued expenses.

      We used cash of $28,437 and $24,139 for investing activities from continuing operations for the years ended December 31, 2006 and 2005, respectively. The cash was used for the purchase of capital equipment and investments in capitalized software. As of December 31, 2006, we had no material commitments for capital expenditures.

      We used cash of $65,437 and $10,574 for financing activities from continuing operations for the years ended December 31, 2006 and 2005, respectively. The cash was used to make payments on obligations under our notes payable and capital leases.

      We have an accumulated deficit of approximately $15,900,000 through December 31, 2006. As a result of this deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

       During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG ("CapitalBank"). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

      At December 31, 2006, we had current assets of $295,617 and current liabilities of $973,744, reflecting a current ratio of 0.30. At December 31, 2005, we had current assets of $548,019 and current liabilities of $1,216,666, reflecting a current ratio of 0.45. The decreased loss in 2006 reflects our efforts to significantly reduce our costs; an effort which we to continue to undertake. However, even with the additional working capital we received subsequent to year end, we will continue to have a current ratio of less than 1, which is generally considered to place a company at higher financial risk.

      We have re-aligned our spending from administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. We are exploring all opportunities to improve our financial condition by aggressively pursuing potential sales. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2007.

      We maintain adequate levels of inventory and have not experienced any interruption of supplies or services from vendors.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

      We lease our office facilities under an operating lease expiring September 30, 2008. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $140,343 and $212,846 for the years ended December 31, 2006 and 2005, respectively.

      We also lease certain equipment under capital leases expiring at various dates through 2009.

       Minimum future lease commitments under operating and capital leases at December 31, 2006 are as follows:

                                                       OPERATING     CAPITAL

                                    2007               $163,593       $4,998
                                    2008                124,740        4,998
                                    2009                   --          2,915
                                                       --------      -------

            Total Minimum Lease Payments               $288,333       12,911
                                                       ========
            Less: amount representing interest                         2,647
                                                                     -------

            Present Value of minimum lease payments                  $10,264
                                                                     =======

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES," or FIN 48, which is an interpretation of FASB Statement 109, "ACCOUNTING FOR INCOME TAXES." FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that we have taken or expect to take on income tax returns. The provisions of FIN 48 are effective for our interim reporting period beginning January 1, 2007. We do not believe the adoption of this pronouncement FIN 48 will have a material impact on our financial position and results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108. SAB 108 addresses how the effects of prior years' uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for our interim reporting period beginning January 1, 2007. We do not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations. SFAS 157 is effective for our interim reporting period beginning January 1, 2008.

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

         IN LIGHT OF THESE ASSUMPTIONS, RISKS AND UNCERTAINTIES, THE RESULTS AND EVENTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT OR IN ANY DOCUMENT INCORPORATED BY REFERENCE MIGHT NOT OCCUR. STOCKHOLDERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY OF THE DATE OF THIS ANNUAL REPORT OR THE DATE OF THE DOCUMENT INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT. WE ARE NOT UNDER ANY OBLIGATION, AND WE EXPRESSLY DISCLAIM ANY OBLIGATION, TO UPDATE OR ALTER ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL SUBSEQUENT FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR TO ANY PERSON ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION.

ITEM 7. FINANCIAL STATEMENTS.

      See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As reported on a Current Report on Form 8-K filed November 14, 2005, BDO Seidman, LLP resigned on November 4, 2005, as the Company's independent registered public accounting firm. On that same date, the Audit Committee of the Company's Board of Directors engaged Carlin, Charron & Rosen, LLP to serve as the independent registered public accounting firm to audit the Company's financial statements as of and for the fiscal year ended December 31, 2005. There have been no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to our accountants' satisfaction, would have caused our accountants to make reference thereto in their report on our financial statements.

      In 2006, there have been no disagreements with our accountants.

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

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      On March 30, 2007, our Board of Directors elected two new members, Anthony Stafford and William Berens. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of our Board of Directors. The following table sets forth the year each of our current directors was elected to our Board of Directors and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see Item 11 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                          YEAR
                          FIRST BECAME
NAME                AGE   DIRECTOR       POSITION
----                ---   --------       --------

Anthony Stafford    65    2007           Chairman of the Board

William B. Berens   53    2007           Director, President and Chief Executive
                                         Officer

John P. Ward        79    1967           Director

William R. Smart    85    1989           Director

John H. MacKinnon   66    2004           Director

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

      The background of each of our current directors is as follows:

      ANTHONY STAFFORD joined our Board of Directors on March 30, 2007 upon his election to Chairman. Mr. Stafford is the principal founder, chairman and owner of Codec Systems Ltd. ("Codec"). Codec is a European leader in performance management and business intelligence software which was established in August 1985 and currently has offices in Dublin, Warsaw, Cologne and London. Prior to the establishment of Codec Mr. Stafford served as a financial controller in multi-national organizations including General Foods, IBM and Toyota. Mr. Stafford is also the co-founder and Board Member of Catalina Avalon S.p. z.o.o., a privately held Polish company which specializes in the construction industry in Poland. Mr. Stafford is also a Fellow of the Chartered Institute of Management Accountants.

      WILLIAM B. BERENS has served as our President and Chief Executive Officer since March 2006 and has been elected as a director on March 30, 2007. Mr. Berens joined us on May 2003 as a consultant and then on March 1, 2004 became our Vice President of Sales and Marketing. Prior to joining us, Mr. Berens served as business consultant to high-tech companies. He was Vice President of business development for Tower Technology from 2001 to 2002, and for Interleaf (later acquired by BroadVision) from 1998 to 2000. Mr. Berens has spent the past 25 years in the information processing industry in a variety of positions and industries. From 1978 to 1991 Mr. Berens served in various management capacities with Wang Laboratories, with his largest responsibility managing over 200 people and $60M in revenue. In 1991, he became Director of Business Systems for Siemens Nixdorf Information Systems, and was responsible for image and data entry sales in the U.S. market. In 1996 he joined DSA - Software as Vice President of Sales, but quickly became President of the warehouse management systems company. Mr. Berens graduated from Boston College in 1976 with a BS in Computer Science and Economics.

      JOHN P. WARD has served on our Board of Directors since our formation and on the Board of our predecessor in interest since 1967. From April 2001 to March 30,2007 he served as our Chairman. He also served as President and Chief Executive Officer from April 2001 until March 2006. From February 1996 through March 2001, Mr. Ward served as founder, director, and Chairman Emeritus of MIDAS Vision Systems, Inc., a privately held company specializing in machine vision systems for automatic optical inspections. Prior to MIDAS, Mr. Ward served for a period of fifteen years in the capacity of electronics design engineer for the Raytheon Company. Mr. Ward has 34 years of experience as an entrepreneur during which he co-founded three high-tech companies, while managing all aspects of new venture operations. Mr. Ward holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology and a Master of Science degree in Electrical Engineering from Northeastern University.

      WILLIAM R. SMART has served as one of our directors since December 1989. He spent 32 years with General Electric Company where his responsibilities included distribution and marketing management and general management as a division vice president. He spent nine years with Honeywell, Inc. where he served as vice president in charge of European operations and Senior Vice President of Honeywell Information Systems, responsible for international operations as well as for the corporate staff. Mr. Smart holds a Bachelor of Science degree in Electrical Engineering from Princeton University. Mr. Smart is a director of Hollingsworth & Vose Company.

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

      Our Board of Directors has determined that each of our directors, other than John P. Ward and William B. Berens, are "independent directors" in accordance with the rules of The NASDAQ Stock Market, Inc.

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

      The functions of the Audit Committee include selecting, evaluating and replacing, if needed, our independent registered public accountants; approving all audit and non-audit services and fees related thereto; reviewing, in consultation with our management and independent registered public accountants, the scope and results of the interim reviews and the annual audit of our financial statements included in our quarterly and annual reports filed with the SEC; and overseeing and monitoring the processes and controls management has in place to maintain the reliability and integrity of our accounting policies and financial reporting process, to ensure the adequacy of internal accounting, financial reporting and disclosure controls and to comply with legal and regulatory requirements that may impact our financial reporting and disclosure obligations.

      The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is not governed by an audit committee charter; however the Audit Committee and the Board of Directors anticipate adopting an audit committee charter during 2007.

      The Audit Committee has met with the Company's independent registered public accountants, Carlin, Charron & Rosen, LLP, to discuss the results of its audit, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met six times in 2006.

      AUDIT COMMITTEE REPORT

      This Audit Committee Report reviews actions taken with respect to the Company's financial statements for the year ended December 31, 2006.

      The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. Carlin, Charron & Rosen, LLP, the Company's independent registered public accounting firm, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2006, the Audit Committee took the following actions:

o Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2006, with management and Carlin, Charron & Rosen, LLP;

o Discussed with Carlin, Charron & Rosen, LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

o Received written disclosures and the letter from Carlin, Charron & Rosen, LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with Carlin, Charron & Rosen, LLP its independence. The Audit Committee considered, with a view to maintaining the independence of its independent registered public accounting firm, the nature and scope of the non-audit services supplied to the Company by its independent registered public accounting firm.

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

      Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, the audited financial statements for the year ended December 31, 2006 being included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission.

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

EXECUTIVE OFFICERS

      Our executive officers, their ages and positions with the Company are as follows:

NAME                 AGE        POSITION
----                 ---        --------

William B. Berens    53         President and Chief Executive Officer

Bruna A. Bucacci     53         Chief Accounting Officer and Director of
                                Operations

BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

      The following is a brief summary of the background of each of our executive officers other than William B. Berens whose background is summarized above.

      BRUNA A. BUCACCI has served as our Chief Accounting Officer since November 2005. Ms. Bucacci joined us in May 1996 as our Controller. In April 2004 she also assumed the position of Director of Operations. Prior to joining our Company, Ms. Bucacci was Corporate Controller for Thermedics Detection, Inc. from 1991 to 1996. From 1984 to 1991 she held the position of Assistant Controller for Thermedics Inc. Prior to that time Ms. Bucacci held various managerial positions for Thermo Electron, Inc. Ms. Bucacci is a graduate of Boston College where she received a BS degree in Mathematics and a graduate of Bentley College where she received a BS degree in Accounting.

None of our executive officers or directors is related to any other executive officer or director.

CODE OF ETHICS

      We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our principal financial and accounting officer. The text of the code of ethics is filed as an exhibit to our Annual Report on Form 10-KSB and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary at National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821. Disclosure regarding any amendments to or waivers from, provisions of the code of ethics that apply to our financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

      To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2006, except that an Initial Statement of Beneficial Ownership of Securities on Form 3 for Bruna A. Bucacci, who became an executive officer on November 18, 2005, was filed late; and Statement of Changes of Beneficial Ownership of Securities on Form 4 for our officers John P. Ward, William B. Berens and Bruna A. Bucacci and for our directors John H. MacKinnon and Bill Smart for stock grants on December 29, 2005 were not filed.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth all compensation paid or accrued during the last two fiscal years ended December 31, 2006 and December 31, 2005 to our Chief Executive Officer and our executive officers, other than our Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
  Name and Principal     Year      Salary     Bonus    Stock      Option        All Other        Total
       Position                     ($)       ($)(1)    Awards     Awards    Compensation($)      ($)
                                                          ($)        ($)
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
William B. Berens        2006    130,473 (2)  10,000                                            140,473
President and Chief
Executive Officer
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
                         2005     130,580                                                       130,580
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
John P. Ward             2006    28,188 (3)                                                     28,188
President and Chief
Executive Officer
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
                         2005     126,180                                                       126,180
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
Bruna A. Bucacci         2006    98,151 (4)   5,000                                             103,151
Chief Accounting
Officer
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------
                         2005      96,000                                                       96,000
----------------------- -------- ----------- --------- ---------- ---------- ---------------- ------------

     (1) Represents bonuses earned in the fiscal year ended December 31, 2006, which have not yet been paid.

     (2) Mr. Berens joined us as our Vice President of Sales on March 1, 2004 and he became our President and Chief Executive Officer on March 6, 2006. Effective as of March 6, 2006, Mr. Berens has agreed to defer 13% of his annual compensation on an ongoing basis pending improvement in the Company's operations and resulting cash position.

     (3) Mr. Ward joined us as our President and Chief Executive Officer in April 2001 and he retired on March 6, 2006. Mr. Ward is currently the Chairman of our Board of Directors. Effective as of August 16, 2004, Mr. Ward had agreed to defer 20% of his annual compensation earned while he was an officer of the Company pending improvement in the Company's operations and resulting cash position.

     (4) Ms. Bucacci joined us as our Controller in May 1996 and in April 2004, she assumed the additional position of Director of Operations. She become our Chief Accounting Officer on November 21, 2005.

      Mr. Berens became our President and Chief Executive Officer on March 6, 2006. We have not entered into a written employment agreement with him, but we have arranged for him to receive an annual salary of $150,000, 13% of which will be payable on a later date when we determine that the Company's operations and resulting cash position has sufficiently improved. We have also agreed that in the event of the termination of Mr. Berens' employment by us for any reason, provided that at the time of termination, he has not engaged in any illegal wrongdoing or acted in a manner that was not in the best interest of the Company, Mr. Berens will be entitled to receive as severance payment, a payment equal to six months' of his annual salary to be paid on a monthly basis. He will also be eligible to receive continued medical and dental benefits for such six-month period. We do not have any arrangements with Mr. Berens for any types of additional compensation, including bonus payments, insurance premium payments, payments upon a termination following a change of control and retirement benefits. For his fiscal 2006 performance, Mr. Berens earned a bonus of $10,000, however such bonus has not yet been paid as of the date hereof. We have not issued Mr. Berens any stock awards or options to purchase shares of our common stock.

      Mr. Ward served as our President and Chief Executive Officer from April 2001 through March 6, 2006. We did not enter into a written employment agreement with him, but had arranged for him to receive an annual salary of $150,000, 20% of which will be payable on a later date when we determine that the Company's operations and resulting cash position has sufficiently improved. Mr. Ward has since retired and we do not have any arrangements with him for any types of additional compensation, including retirement benefits, except any compensation he may be entitled to for his services as Chairman of our Board of Directors (as further described below). For his fiscal 2006 performance, Mr. Ward was not awarded any bonus. On May 21, 1999, we issued Mr. Ward an option to purchase 10,000 shares of our common stock at an exercise price of $.075 per share. We have not issued Mr. Ward any other stock awards or options to purchase shares of our common stock.

      Ms. Bucacci became our Chief Accounting Officer on November 21, 2005. We have not entered into a written employment agreement with her, but we have arranged for her to receive an annual salary of $101,000. We do not have any arrangements with Ms. Bucacci for any types of additional compensation, including bonus payments, severance payments, insurance premium payments, payments upon a termination following a change of control and retirement benefits. For her fiscal 2006 performance, Ms. Bucacci earned a bonus of $5,000, however such bonus has not yet been paid as of the date hereof. In the 2005 fiscal year, we paid Ms. Bucacci $96,000 as her annual salary and we arranged for her to receive 77,000 shares of our common stock in lieu of a cash increase to her salary from the amount she received during the 2004 fiscal year. We have not issued her any other stock awards or options to purchase shares of our common stock.

                        OPTION GRANTS IN FISCAL YEAR 2006

      We did not grant any stock options to our executive officers or directors during the year ended December 31, 2006.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

      The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended 2006, including both awards subject to performance conditions and non-performance-based awards, to the executive officers named in the Summary Compensation Table.

---------------------------------------------------------------------------------------------------------------------
                                 Option Awards                                        Stock Awards
---------------------------------------------------------------------------------------------------------------------
Name      Number        Number of     Equity       Option    Option     Number of   Market     Equity      Equity
          of            Securities    Incentive    Exercise  Expiration Shares or   Value of   Incentive   Incentive
          Securities    Underlying    Plan         Price     Date       Units of    Shares or  Plan        Plan
          Underlying    Unexercised   Awards:        ($)                Stock That  Units of   Awards:     Awards:
          Unexercised   Options       Number of                         Have Not    Stock      Number of   Market or
          Options          (#)        Securities                        Vested      That Have  Unearned    Payout
              (#)       Unexercisable Underlying                           (#)      Not Vested Shares,     Value of
          Exercisable                 Unexercised                                     ($)      Units or    Unearned
                                      Unearned                                                 Other       Shares,
                                      Options                                                  Rights      Units or
                                         (#)                                                   That Have   Other
                                                                                               Not Vested  Rights
                                                                                                  (#)      That Have
                                                                                                           Not Vested
                                                                                                             ($)
---------------------------------------------------------------------------------------------------------------------
John P.    10,000                                    $0.75    5/26/09
Ward
---------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

     The following table sets forth all compensation earned by the members of our Board of Directors during the fiscal year ended December 31, 2006.

       Name           Fees Earned     Stock      Option        All Other       Total
                         ($)(1)     Awards($)   Awards($)   Compensation($)     ($)
-------------------- ------------- ----------- ----------- ----------------- --------
John P. Ward             28,000     6,250(2)                                  34,250

William R. Smart         29,000     7,500(3)                                  36,500

John H. MacKinnon        35,500     7,500(4)                                  43,000


      (1) Represents fees earned in the fiscal year ended December 31, 2006, which have not yet been paid.

      (2) Represents an aggregate of 178,819 shares of common stock earned during the ten months Mr. Ward served as a director in the fiscal year ended December 31, 2006. The shares were earned on the last day of each fiscal quarter and the value represented in the table is based on the fair market value of our common stock as of such date. The shares will be issued upon approval of Proposal 1 and Proposal 2 by the stockholders.

      (3) Represents an aggregate of 192,708 shares of common stock earned during the twelve months Mr. Smart served as a director in the fiscal year ended December 31, 2006. The shares were earned on the last day of each fiscal quarter and the value represented in the table is based on the fair market value of our common stock as of such date. The shares will be issued upon approval of Proposal 1 and Proposal 2 by the stockholders.

      (4) Represents an aggregate of 192,708 shares of common stock earned during the twelve months Mr. MacKinnon served as a director in the fiscal year ended December 31, 2006. The shares were earned on the last day of each fiscal quarter and the value represented in the table is based on the fair market value of our common stock as of such date. The shares will be issued upon approval of Proposal 1 and Proposal 2 by the stockholders.

      We have arranged for the members of our Board of Directors to be compensated for their service as directors. For the 2006 fiscal year, each director earned an annual retainer of $12,000 and quarterly stock awards valued at $1,875 on the last day of each quarter. In addition, each director earned $1,000 for each in-person meeting and $500 for each telephonic meeting he attended. In addition, the chairman of each of our Audit Committee and our Nominating, Compensation and Governance Committee earned $750 for each meeting he attended, and the committee members earned $500 for each meeting they attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2007 for (a) each stockholder known by us to own beneficially 5% of our common stock, (b) each current member of the Board of Directors, (c) each executive officer named in the Summary Compensation Table on page 27 hereof, and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

                                                     SHARES BENEFICIALLY
                                                          OWNED(1)
NAME                                                 NUMBER      PERCENT

Anthony Stafford(2)                                  20,226,157    57.39
     c/o Codec Systems Limited
     Hyde House, Adelaide Road
     Dublin 2, Ireland

Conor Stafford                                        2,500,000     7.09
     c/o Codec Systems Limited
     Hyde House, Adelaide Road
     Dublin 2, Ireland

Paula Stafford                                        2,500,000     7.09
     c/o Codec Systems Limited
     Hyde House, Adelaide Road
     Dublin 2, Ireland

Fiona Stafford                                        2,500,000     7.09
     c/o Codec Systems Limited
     Hyde House, Adelaide Road
     Dublin 2, Ireland

Ronan Stafford                                        2,500,000     7.09
     c/o Codec Systems Limited
     Hyde House, Adelaide Road
     Dublin 2, Ireland

Mary Lee Ingoldsby                                    2,022,616     5.74
     P.O. Box 647
     Hingham, MA 02043

John P. Ward(3)                                       1,228,995     3.49

William R. Smart(4)                                   1,310,266     3.72

John H. MacKinnon(5)                                  2,309,274     6.55

William B. Berens                                     2,022,615     5.74

Bruna A. Bucacci                                      1,088,308     3.09

All executive officers and directors as
a group (6 persons)(3)(4)                            28,165,615    79.93

*Represents beneficial ownership of less than 1% of the Company's outstanding shares of common stock.

(1) The number of shares of common stock issued and outstanding on March 30, 2007 was 35,242,438. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on March 30, 2007, including shares of common stock subject to options and/or warrants held by such person at March 30, 2007 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.
(2) Includes 10,000,000 shares beneficially owned by Mr. Stafford's four children: Conor Stafford, Paula Stafford, Fiona Stafford and Ronan Stafford. Mr. Stafford has voting control over all of such shares.

(3) Includes 10,000 shares issuable to Mr. Ward upon his exercise of options to purchase our common stock, and 178,819 shares of common stock as part of compensation earned in 2006 while a director.

(4) Includes 10,000 shares issuable to Mr. Smart upon his exercise of options to purchase our common stock, and 192,708 shares of common stock as part of compensation earned in 2006 while a director.

(5) Includes 192,708 shares of common stock as part of compensation earned in 2006 while a director.


EQUITY COMPENSATION PLAN INFORMATION

      The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2006:

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
                                                                                                   FUTURE ISSUANCE UNDER
                                                                                                 EQUITY COMPENSATION PLANS
                                      NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      (EXCLUDING SECURITIES
                                        ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING          REFLECTED IN FIRST
           Plan Category                  OUTSTANDING OPTIONS                OPTIONS                    COLUMN(A))
                                                  (A)                          (B)                          (C)
------------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders (1)                220,000                       $0.75                       220,000

     (1) These plans consist of our 1997 Stock Option Plan and 1998 Stock Option Plan, the terms of which are described in Note 12 to our audited financial statements for the year ended December 31, 2006 included in this Annual Report on Form 10-KSB. Additional terms of the 1997 Stock Option Plan and 1998 Stock Option Plan are summarized as follows: Options may be granted to employees, directors and consultants of the Company. No options may be granted after the tenth anniversary of the date on which each plan was adopted by the Board of Directors. The term and vesting provisions of each option are determined by the Board of Directors. Upon cessation of employment, unless otherwise specified in the option award, options which have not vested are forfeited and options which have vested must be exercised within the earlier of three years or the original term of the option. Options to non-employees terminate upon termination of service unless otherwise specified in the award.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      As a condition to the purchase of our common stock by Mr. Stafford, each of our executive officers and members of our Board of Directors previously agreed, subject to the approval of our stockholders, to purchase an aggregate 7,079,155 shares at the same purchase price of $0.0197764 per share that Mr. Stafford paid to acquire his shares of our common stock. Upon approval of our stockholders, on March

30, 2007, we issued shares of our common stock to our executive officers and members of our Board of Directors as follows:

                                                                    AGGREGATE
                                                    NUMBER OF     PURCHASE PRICE
      NAME                     TITLE                 SHARES

John P. Ward           Director                     1,011,308         $20,000

William R. Smart       Director                     1,011,308         $20,000

John H. MacKinnon      Director                     2,022,616         $40,000

William B. Berens      Chief Executive Officer      2,022,615         $40,000

Bruna A. Bucacci       Chief Accounting Officer     1,011,308         $20,000

ITEM 13. EXHIBITS.

         (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                        PAGE
                                                                        ----


Report of Independent Registered Public Accounting Firm                  39

Balance Sheets as of December 31, 2006 and 2005                          40

Statements of Operations for the years ended
   December 31, 2006 and 2005                                            41

Statement of Stockholders' Deficit for the years
   ended December 31, 2006 and 2005                                      42

Statements of Cash Flows for the years ended
   December 31, 2006 and 2005                                            43

Notes to Financial Statements                                            44

         (a)(2)   EXHIBITS.

         (i) The following exhibits are filed herewith:

Exhibit
   No.                     Description

3.1(a) Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 17, 1986.
3.2(a) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on April 15, 1987 to increase the number of authorized shares.
3.3(b) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on October 17, 1994 to increase the number of authorized shares.
3.3(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to increase the number of authorized shares.
3.4(c) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on December 18, 1996 to affect a 1:4 reverse split of common stock.
3.5(d) Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on May 22, 2000 to increase the number of authorized shares.
3.6(j) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.7(k) Certificate of Correction of Certificate of Amendment of Certificate of Incorporations filed by the Company with the Secretary of State of Delaware on June 5, 2000.
3.8(e)    Statement of Designation of Series B Convertible Preferred Stock.
3.9(e) Certificate of Increase of shares designated as Series B Convertible Preferred Stock.
3.10(f)   Statement of Designation of Series C Convertible Preferred Stock.
3.11(f)   Statement of Designation of Series D Convertible Preferred Stock.
3.12(g)   Statement of Designation of Series E Convertible Preferred Stock.
3.13(h)   Restated By-Laws
4.1 Instruments defining the rights of security holders (see Exhibits 3.1 through 3.12).

4.2(l)    Specimen Certificate of Common Stock.
10.1*(i)  1997 Stock Option Plan. 10.2*(i) 1998 Stock Option Plan.
10.3(i) Sixth Amendment to Lease dated August 14, 2000 by and between the Company and Middlesex Technology Center Trust V for the Company's principal offices.
14.1(l)   Code of Ethics.
31.1      Certification of the Chief Executive Officer.
31.2      Certification of the Chief Accounting Officer.
32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
--------------------

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Carlin, Charron & Rosen, LLP has been our independent registered public accounting firm since November 4, 2005, and audited our financial statements for the years ended December 31, 2006 and 2005.

      Audit Fees

      For the year ended December 31, 2006, Carlin, Charron & Rosen, LLP billed us $63,500 for the audit of our financial statements and its review of our Quarterly Reports on Form 10-QSB. BDO Seidman, LLP billed us $5,000 for their consent associated with the Form 10-KSB for the year ended December 31, 2005.

      For the year ended December 31, 2005, Carlin, Charron & Rosen, LLP billed us $46,000 for the audit of our financial statements and for its review of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. BDO Seidman, LLP billed us $12,150 for its review of Quarterly Reports on Form 10-QSB for the first two quarters of 2005.

      Audit-Related Fees

      We did not pay any additional fees to our independent registered public accounting firms for assurance and related services during the years ended December 31, 2006 or 2005.

      Tax Fees

      For the year ended December 31, 2006, RMS McGladrey, Inc. billed us $4,000 for the preparation of our 2005 corporate income tax returns. For the year ended December 31, 2005, BDO Seidman, LLP billed us $4,500 for the preparation of our 2004 corporate income tax returns.

      All Other Fees

      We did not pay any additional fees to Carlin, Charron & Rosen, LLP or BDO Seidman, LLP for other products or services during the years ended December 31, 2006 or 2005.

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

                                       NATIONAL DATACOMPUTER, INC.


Date:  April 2, 2007                   By: /s/ William B. Berens
                                           ------------------------
                                           William B. Berens
                                           President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Capacity                                Date
----                       --------                                ----

/s/ Anthony Stafford       Chairman of the Board                   April 2, 2007
-----------------------
Anthony Stafford

/s/ William B. Berens      President and Chief Executive Officer   April 2, 2007
-----------------------    (principal executive officer and
William B. Berens          director)


/s/ Bruna A. Bucacci       Chief Accounting Officer (principal     April 2, 2007
-----------------------    financial and accounting
Bruna A. Bucacci           officer)


/s/ John P. Ward           Director                                April 2, 2007
----------------
John P. Ward

/s/ William R. Smart       Director                                April 2, 2007
-----------------------
William R. Smart

/s/ John H. MacKinnon      Director                                April 2, 2007
-----------------------
John H. MacKinnon

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheets of National Datacomputer, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders'deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has recurring operating losses and has incurred an accumulated deficit of approximately $15.9 million at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen LLP
Westborough, Massachusetts
April 2, 2007

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

                                                                               December 31,      December 31,
                                                                                   2006              2005
                                                                               ------------      ------------

Assets
Current Assets:
     Cash                                                                      $    162,783      $    125,508
     Accounts receivable, net of allowance for doubtful accounts of $3,000
       and $1,296 at December 31, 2006 and 2005, respectively                        98,985           127,585
     Inventories, net                                                                10,000              --
     Deferred software costs                                                         15,064              --
     Prepaid expenses                                                                 8,785            22,509
     Current assets of discontinued operations (Note 3)                                --             272,417
                                                                               ------------      ------------
       Total current assets                                                         295,617           548,019
Property and equipment, net                                                          22,539            31,206
Capitalized software development costs, net                                          15,615             9,666
                                                                               ------------      ------------
       Total Assets                                                            $    333,771      $    588,891
                                                                               ============      ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Current obligations under capital lease                                   $      3,844      $      3,544
     Note payable, current portion                                                   27,775            54,000
     Accounts payable                                                               366,229           272,703
     Customer deposits                                                               24,911           143,031
     Accrued payroll and related taxes                                              146,485           157,627
     Other accrued expenses                                                         155,587            68,836
     Deferred revenues                                                              248,913           242,202
     Current liabilities of discontinued operations (Note 3)                           --             274,723
                                                                               ------------      ------------
       Total current liabilities                                                    973,744         1,216,666
Note payable, net of current portion                                                 18,125              --
Obligations under capital lease, net of current portion                               6,420             9,450
                                                                               ------------      ------------
       Total Liabilities                                                            998,289         1,226,116
                                                                               ------------      ------------

Convertible Preferred Stock (Note 14)                                                  --           4,005,971

Commitments and contingencies (Note 15)

Stockholders' Deficit:
     Preferred stock, $0.001 par value; 50,000 shares authorized;
       no shares issued or outstanding                                                 --                --

     Common stock, $0.001 par value; 50,000,000 shares authorized;
       26,640,866 and 22,586,681 shares issued and outstanding at
       December 31, 2006 and 2005, respectively                                      26,641            22,587

     Capital in excess of par value                                              15,225,364        14,517,418
     Accumulated deficit                                                        (15,916,523)      (19,183,201)
                                                                               ------------      ------------
       Total Stockholders' Deficit                                                 (664,518)       (4,643,196)
                                                                               ------------      ------------
       Total Liabilities and Stockholders' Deficit                             $    333,771      $    588,891
                                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------
                                                                                        Years Ended
                                                                               ------------------------------
                                                                               December 31,      December 31,
                                                                                   2006              2005
                                                                               ------------      ------------
Revenues:
    Product                                                                    $    804,521      $    350,190
    Services                                                                      1,240,931           916,694
                                                                               ------------      ------------
         Total Revenues                                                           2,045,452         1,266,884

Cost of revenues                                                                    924,099           687,744
                                                                               ------------      ------------

         Gross Profit                                                             1,121,353           579,140
                                                                               ------------      ------------

Operating expenses:
    Research and development                                                         75,596           114,918
    Selling and marketing                                                           296,292           434,650
    General and administrative                                                      902,963           999,210
                                                                               ------------      ------------
                                                                                  1,274,851         1,548,778
                                                                               ------------      ------------
Loss from operations                                                               (153,498)         (969,638)

Other income (expense):
    Interest income                                                                   1,958             2,913
    Gain (loss) on currency exchange                                                  6,747            (1,036)
    Interest expense                                                                 (8,638)           (3,204)
                                                                               ------------      ------------
oss from continuing operations                                                     (153,431)         (970,965)

    Income from discontinued operations (Note 3)                                    134,115           203,331
    Loss on sale of discontinued operations                                          (7,977)             --
                                                                               ------------      ------------
Net loss                                                                       $    (27,293)     $   (767,634)
                                                                               ============      ============

Calculation of net loss per common share:

Net loss                                                                       $    (27,293)     $   (767,634)
Preferred stock preferences                                                        (244,750)         (267,000)
                                                                               ------------      ------------
Net loss attributable to common stockholders                                   $   (272,043)     $ (1,034,634)
                                                                               ============      ============
Basic and diluted net loss per share attributable to
    common stockholders:
    Loss from continuing operations                                            $      (0.01)     $      (0.05)
    Income from discontinued operations                                                0.01              0.01
    Preferred stock preferences                                                       (0.01)            (0.01)
                                                                               ------------      ------------
    Net loss attributable to common stockholders                               $      (0.01)     $      (0.05)
                                                                               ============      ============

Weighted average shares                                                          25,141,373        22,136,654
                                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock
                                        ---------------------------                     Capital in                        Total
                                                           Par          Preferred         excess       Accumulated     stockholders'
                                           Shares         value           Stock        of par value      deficit         deficit
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2005                22,134,181   $     22,134            --      $ 14,481,671    ($18,148,567)   ($ 3,644,762)

Net loss                                        --             --              --              --          (767,634)       (767,634)

Interest on preferred stock (Note 14)           --             --              --              --          (267,000)       (267,000)

Issuance of compensatory stock
 grants (Note 13)                            452,500            453            --            35,747            --            36,200

                                        ------------   ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2005              22,586,681         22,587            --        14,517,418     (19,183,201)     (4,643,196)

Net loss                                        --             --              --              --           (27,293)        (27,293)

Reclassification of Convertible
  Preferred Stock                               --             --         3,538,721         467,250            --         4,005,971

Interest on preferred stock (Note 14)           --             --              --           244,750        (244,750)           --

Issuance of common stock
 in satisfaction of accrued interest       4,054,185          4,054            --            (4,054)           --              --

Retirement of Preferred Stock                   --             --        (3,538,721)           --         3,538,721            --
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2006              26,640,866   $     26,641    $       --      $ 15,225,364    ($15,916,523)   ($   664,518)
                                        ============   ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
                                                                                        Years Ended
                                                                               ------------------------------
                                                                               December 31,      December 31,
                                                                                   2006              2005
                                                                               ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                                  $    (27,293)     $   (767,634)
     Less: Income from discontinued operations                                     (134,115)         (203,331)
     Plus: loss on sale of discontinued operations                                    7,977              --
                                                                               ------------      ------------
     Loss from continuing operations                                               (153,431)         (970,965)
        Adjustments to reconcile net loss to net
            cash provided by (used for) operating activities:
            Interest on loan                                                          2,033              --
            Depreciation and amortization                                            31,155            57,252
            Compensatory stock grants                                                  --              36,200
            Changes in assets and liabilities:
               Decrease  (increase) in accounts receivable                           28,600          (101,402)
               Increase in inventories                                              (10,000)             --
               Increase in deferred software costs                                  (15,064)             --
               Decrease (increase) in other prepaid expenses                         13,724           (10,689)
               Increase in accounts payable                                         146,100           120,650
               (Decrease) Increase in customer deposits                            (118,120)          114,842
               Increase in accrued expenses                                          75,609            53,434
               Increase (decrease) in deferred revenues                               6,711           (30,826)
                                                                               ------------      ------------
     Net cash provided by (used for) continuing operatIons                            7,317          (731,504)
     Net cash provided by discontinued operatIons                                   128,857           625,262
                                                                               ------------      ------------
     Net cash provided by (used for) operating activities                           136,174          (106,242)
                                                                               ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (17,152)          (12,539)
     Purchase of capitalized software                                               (11,285)          (11,600)
                                                                               ------------      ------------
     Net cash used for continuing operations                                        (28,437)          (24,139)
     Net cash used for discontinued operations                                       (5,025)             --
                                                                               ------------      ------------
     Net cash used for investing activities                                         (33,462)          (24,139)
                                                                               ------------      ------------

Cash flows from financing activities:
     Principal payments on note payable                                             (62,707)             --
     Principal payments on obligations
            under capital lease                                                      (2,730)          (10,574)
                                                                               ------------      ------------
     Net cash used for financing activities - continuing operations                 (65,437)          (10,574)
                                                                               ------------      ------------

Net increase (decrease) in cash                                                      37,275          (140,955)
Cash, beginning of year                                                             125,508           266,463
                                                                               ------------      ------------

Cash, end of year                                                              $    162,783      $    125,508
                                                                               ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                                    $      8,638      $      3,204
     Non-cash investing and financing activities:
            Accounts payable converted to note payable                         $     52,574      $       --
            Accrued interest on preferred stock charged to
               accumulated deficit                                             $    244,750      $    267,000
            Issuance of common stock in satisfaction of
               accrued interest                                                $    400,500      $       --

   The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

      We are engaged in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products.

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

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

      STOCK-BASED COMPENSATION

      Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which established accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been revisited to reflect the fair value method of expensing share-based compensation.

      NET INCOME (LOSS) PER SHARE

      Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding.

      Interest payable to preferred stockholders, the fair value of inducements to convert preferred stock into common stock, and any discounts implicit in the conversion terms upon issuance of preferred stock (Note 14) are subtracted from the net income (loss) to determine the amount of net income (loss) attributable to common stockholders.

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

3. DISCONTINUED OPERATIONS

      On November 29, 2006, the Company sold its audit business line to AST Inc. ("AST") in exchange for all our outstanding preferred stock. In early November 2006, AST informed our Board of Directors that it had acquired approximately 90% of our outstanding common stock and all of our outstanding preferred stock for $750,000 from Capital Bank Grawe Gruppe AG ("CapitalBank") based on AST's assessment that the value of the Common Stock held by CapitalBank was $250,000 and the value of the Preferred Stock held by CapitalBank was $500,000.

      The Company sold its audit business to better focus on its route accounting business. The audit business has been reported as a discontinued operation in accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," and all periods presented have been revised to reflect the operations as discontinued.

      Revenues and income for the audit business for the calendar year 2006 and 2005 were as follow:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                              2006            2005
                                              ----            ----
           Total Sales                      $951,099       $1,405,588
           Income                           134,115          203,331


      The following represents a detailed listing of the current assets and current liabilities of discontinued operations:

                                                              DECEMBER 31, 2005
                                                              -----------------
      Current assets of discontinued operations:
           Accounts receivable, net                             $     11,576
           Inventories, net                                          175,919
           Prepaid expenses                                           24,499
           Property and equipment, net                                33,068
           Capitalized software development costs, net                27,355
                                                                -------------
                                  Total current assets          $    272,417
                                                                =============

      Current liabilities of discontinued operations:
           Accounts payable                                     $     44,576

           Customer deposits                                         113,725
           Accrued payroll and related taxes                           7,275
           Other accrued expenses                                      2,063
           Deferred revenues                                         107,084
                                                                -------------
                                Total current liabilities       $    274,723
                                                                =============

4. EQUITY TRANSACTIONS SUBSEQUENT TO YEAR END

      Anthony Stafford, an investor who has joined our Board of Directors on March 30, 2007, is now

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

a majority stockholder of our Company after investing $400,000 for the purchase of shares of our Common Stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the $600,000 (including Mr. Stafford's $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors agreed to make such an investment by purchasing an aggregate of 7,079,155 shares of our Common Stock (the "Management Shares") on the same terms on which Mr. Stafford purchased his shares.

      On March 30, 2007 our stockholders approved the sale and issuance of shares of Common Stock to our executive officers and each member of our Board of Directors, and in exchange for an aggregate of $600,000 capital contribution, the new investors received an aggregate of 30,339,236 shares of our Common Stock. The resulting per share purchase price was $.0197764 per share.

      Mr. Stafford, together with his four children, agreed to invest $400,000 in the Company, provided that at least a majority of the remaining $200,000 funds to be raised be provided on an individual basis by our executive officers and the members of our Board of Directors. Our executive officers and the members of our Board of Directors agreed to invest an aggregate of $140,000 and two additional investors were identified to provide the remaining $60,000. As described above, these funds were used to pay AST $250,000 for our Common Stock held by CapitalBank as partial consideration for the purchase of the CapitalBank Shares and the remaining $350,000 will be used to provide us with needed working capital and to pay transaction expenses. Moreover, Mr. Stafford agreed to acquire only our Common Stock so that we would not have to re-issue shares of our Preferred Stock, thereby ensuring that the holders of our Common Stock would not be affected by any liquidation preferences and that we would no longer have any obligation to make quarterly interest payments in cash or Common Stock with respect to the Preferred Stock.

      A result of these transactions is the elimination of the outstanding shares of our Preferred Stock, which results in no other stockholder having a liquidation preference over the holders of our Common Stock as well as the cessation of our obligation to issue cash or Common Stock as interest payments with regard to the Preferred Stock, which would potentially further dilute the shares of our Common Stock that are currently outstanding. Additionally, the stockholders will be able to vote as a single class.

5. LIQUIDITY AND MANAGEMENT PLANS

      We have an accumulated deficit of approximately $15,900,000 through December 31, 2006. As a result of this deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. We have taken numerous steps to address this situation. In November 2006, in an effort to focus solely on our route accounting business, we sold our audit business line to AST in exchange for our Preferred Stock. In January 2007, a group of investors made a cash investment of $600,000, of which they used $250,000 to purchase 30,339,236 shares of our common stock together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) held by CapitalBank and provided us $350,000 to be used as working capital.

      We have re-aligned our spending from administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. We are exploring all opportunities to improve our financial condition by aggressively pursuing potential sales. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses, we will have sufficient cash to fund our operations through December 31, 2007. However, there are no assurances that these plans will be successful or sufficient.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

7. INVENTORIES

      Inventories related to continuing operations consist of the following:


                                                 DECEMBER 31,    DECEMBER 31,
                                                     2006            2005
                                                 ------------    ------------

      Raw materials                                 $   --          $   --
      Work-in-process                                10,000             --
      Finished goods                                    --              --
                                                 ------------    ------------
                                                    $10,000         $   --
                                                 ============    ============

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

8. PROPERTY AND EQUIPMENT, NET

     Property and equipment related to continuing operations consist of the following:

                                                        ESTIMATED
                                                       USEFUL LIVES    DECEMBER 31,    DECEMBER 31,
                                                        (IN YEARS)         2006            2005
                                                       ------------    ------------    ------------
     Production and engineering equipment                  3-5           $277,795        $ 592,185
     Furniture, fixtures and office equipment               5             542,847          893,130
                                                         Life of
     Leasehold improvements                               Lease            39,564           29,749
                                                                       ------------    ------------
                                                                          860,206        1,515,064

     Less - accumulated depreciation and amortization                     837,667        1,483,858
                                                                       ------------    ------------

                                                                         $ 22,539        $  31,206
                                                                       ============    ============

      Depreciation expense from continuing operations was $25,819 and $42,899 for the years ended December 31, 2006 and 2005, respectively

9. CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

     Capitalized software development costs related to continuing operations consist of the following:

                                                         ESTIMATED       DECEMBER 31,    DECEMBER 31,
                                                       ECONOMIC LIVES        2006            2005
                                                         (IN YEARS)
                                                       --------------    ------------    ------------
     Internally developed software                           3             $ 27,801        $27,801
     Purchased software                                      3               22,885         11,600
                                                                         ------------    ------------
                                                                            50,686          39,401

     Less - accumulated amortization                                        35,071          29,735
                                                                         ------------    ------------

                                                                           $ 15,615        $ 9,666
                                                                         ============    ============

      Amortization expense from continuing operations was $5,336 and $14,353 for the years ended December 31, 2006 and 2005, respectively.

10. NOTE PAYABLE

      On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2005; however, the event of default was waived by the holder, and payments recommenced in March 2006. At December 31, 2006, the

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS


remaining note payable balance was $6,000.

      On April 1, 2006, the Company signed an agreement with its landlord for past due rent plus interest at 12% totaling $54,607. This amount is payable over the remaining 30 months of the lease. At December 31, 2006, the remaining note balance was $39,900.

11. INCOME TAXES

      Deferred tax assets are comprised of the following:

                                                 DECEMBER 31,     DECEMBER 31,
                                                     2006             2005
                                                 -----------      -----------

      Net operating loss carryforwards           $ 2,909,000      $ 3,045,000
      Business tax credit carryforwards                5,000            5,000
      Reserves and allowances                        338,000          377,000
      Depreciation and amortization                  (80,000)         (80,000)
      Accrued compensation                            64,000           39,000

                                                 -----------      -----------

      Gross deferred tax asset                     3,236,000        3,386,000
      Deferred tax asset valuation allowance      (3,236,000)      (3,386,000)
                                                 -----------      -----------
                                                 $       --       $       --
                                                 ===========      ===========

      The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                          YEAR ENDED

                                                 DECEMBER 31,     DECEMBER 31,
                                                     2006             2005
                                                 -----------      -----------

      Statutory federal rate                         34.0%            34.0%
      Change in valuation allowance on
        deferred tax assets                         (34.0%)          (34.0%)
                                                 -----------      -----------
                                                       --               --
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

      At December 31, 2006, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $8,214,000, which expire in various years through 2026. The Company has state net operating loss carryforwards for tax purposes of approximately $1,856,000, which expire in various years through 2011.

      Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

could be utilized in a single year.

12. STOCK OPTIONS

      Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE BASED PAYMENT, which established accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been revisited to reflect the fair value method of expensing share-based compensation.

      For the year ended December 31, 2006, no stock options were granted and no share-based compensation was recognized in the accompanying statement of operations.

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company's stock over the option's expected term, the risk free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

      For the year ended December 31, 2005, no stock options were granted and there was no disclosure of pro-forma stock-based compensation expense.


SHARE-BASED INCENTIVE PLANS

      On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of December 31, 2006, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

      On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of December 31, 2006, there were options to purchase 20,000 shares of common stock outstanding and 280,000 shares available for grant under the 1998 Plan.

      The following table sets forth the stock option transaction for the year ended December 31, 2006, as well as the average price and contractual life information about options outstanding and exercisable at

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS


December 31, 2006:

                                                                Weighted
                                                                average
                                                                remaining
                                      Number of    Exercise     contractual   Intrinsic
                                        shares       Price         term         Value
----------------------------------- ------------- ----------- ------------- -------------
Outstanding at December 31, 2005       220,000      $  0.75     2.9 years
     Granted                               --          --
     Exercised                             --          --
     Cancelled/expired                     --          --
----------------------------------- ------------- ----------- ------------- -------------
Outstanding at December 31, 2006       220,000      $  0.75     1.9 years       $   --
----------------------------------- ------------- ----------- ------------- -------------
Exercisable at end of year             220,000       $ 0.75           --        $   --
----------------------------------- ------------- ----------- ------------- -------------

13. COMMON STOCK

      On December 29, 2005, the Company awarded an aggregate of 452,500 shares of common stock to its officers and directors. The shares had a per share fair value of $.08 for a total of $36,200, which was recognized by the Company as stock compensation expense.

      As of December 31, 2006, the Company has reserved 564,236 shares of Common Stock to be issued to the members of the Board of Directors as part of their 2006 compensation. The shares had a per share fair value of $0.038 for a total of $21,250, which was recognized by the Company as stock compensation expense.

14. CONVERTIBLE PREFERRED STOCK

      CapitalBank acted as investment agent and held shares of our capital stock in its name on behalf of a number of investors who purchased shares of our Preferred Stock in a series of transactions between 1996 and 1998. Holders of our Preferred Stock were entitled to, among other things, quarterly interest payments based on the value of the Preferred Stock as determined between the Company and the initial holders of the Preferred Stock. Such mandatory interest payments were payable in cash or in shares of our common Stock. As the first shares of our Preferred Stock were issued in 1996, and as a result of the Company's poor operating performance, which resulted in, among other things, limited cash assets, we issued a substantial amount of shares of our Common Stock to CapitalBank as mandatory interest payments.

      On November 30, 2006, CapitalBank held 22,301,900 shares of Common Stock, which primarily consisted of shares of our Common Stock issued as interest payments due through March 31, 2006. This amount excluded an additional 8,037,336 shares of Common Stock that the Company became obligated to issue as interest payments due for the period beginning April 1, 2006 and ending November 30, 2006.

      During November 2006, AST entered into an agreement with CapitalBank to acquire the CapitalBank Shares for $750,000. On November 29, 2006, we entered into a written agreement with AST to act as agent for certain investors to purchase the Common Stock held by AST in exchange for $250,000. We also purchased the Preferred Stock held by AST in exchange for the transfer of all the assets and liabilities of our audit business. Upon receiving the Preferred Stock, our Board of Directors voted in favor of retiring the stock.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

INTEREST:

      Until November 30, 2006, the Series B convertible preferred shareholders were entitled to receive interest equal to 8% per annum. Series C and Series D convertible preferred shareholders were entitled to receive interest equal to 6% per annum.

      During the years ended December 31, 2006 and 2005, the Company incurred interest in the amount of $244,750 and $267,000, respectively for Series B, Series C, and Series D convertible preferred stock, for which the Company has recorded a charge to accumulated deficit. During 2006, we issued 4,054,185 shares of common stock in satisfaction of accrued interest for the last three quarter of 2004 and the first three quarters of 2005. During 2005 no shares were issued in satisfaction of the accrued interest.

      As of December 31, 2006 the Company owed $311,500 or 8,037,336 shares of Common Stock in satisfaction of accrued interest for the period beginning October 1, 2005 and ending November 29, 2006. These shares were issued March 30, 2007.

15. COMMITMENTS

      The Company leases its office facilities under an operating lease expiring September 30, 2008. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expense under this operating lease was $140,343 and $212,846 for the years ended December 31, 2006 and 2005, respectively.

      The Company also leases certain equipment under capital leases expiring at various dates through the year 2009.

      Minimum future lease commitments under operating and capital leases at December 31, 2006 are as follows:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

                                 Year ending
                                 December 31,       Operating        Capital
                                 ------------       ---------        -------

                                     2007            $163,593         $4,998
                                     2008             124,740          4,998
                                     2009               -              2,915
                                                   -----------      ----------

      Total minimum lease payments                   $288,333         12,911
                                                   ===========
      Less: amount representing interest                               2,647
                                                                    ----------

      Present value of minimum lease payments                         10,264
      Less: Current obligations                                        3,844
                                                                    ----------

      Obligations under capital leases, net of current portion        $6,420
                                                                    ==========


16. CONCENTRATION OF CREDIT RISK

      The Company sells its products to customers principally in the United States of America. During 2006, three customers accounted for approximately 45% of our total revenues.

      The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from one customer accounted for approximately 58% and 57% of total accounts receivable at December 31, 2006 and 2005, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business

      The Company's total net revenues were generated by sales to customers in the following countries:


                                 Percentage of               Percentage of
                                 net revenues                net revenues
                                     2006                        2005

      USA                             90%                         83%
      Japan                           1%                          12%
      Europe                          9%                          5%

               TOTAL                 100%                        100%