Form 10QSB
period 2007-03-31
NATIONAL DATACOMPUTER INC
filed 2007-05-15
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended: March 31, 2007

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-15885




                           NATIONAL DATACOMPUTER, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             04-2942832
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                               IDENTIFICATION #)


                   900 MIDDLESEX TURNPIKE, BILLERICA, MA 01821
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (978) 663-7677

                            -------------------------



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

The number of shares of the Registrant's common stock, par value $0.001, outstanding as of May 1, 2007 was 35,242,438.

Transitional Small Business Disclosure Format.  Yes [_]  No [X]

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX




                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheets as of March 31, 2007
           and December 31, 2006 ..............................................3

        Statements of Operations for the three months
           ended March 31, 2007 and 2006.......................................4

        Statement of Stockholders' Deficit for the three months
           ended March 31, 2007................................................5

        Statements of Cash Flows for the three months
           ended March 31, 2007 and 2006.......................................6

        Notes to Financial Statements..........................................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............11


ITEM 3. CONTROLS AND PROCEDURES...............................................16




                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................18


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........18


ITEM 3. Defaults upon Senior Securities.......................................18


ITEM 4. Submissions of Matters to a Vote of Security Holders..................18


ITEM 5. Other Information.....................................................19


ITEM 6. Exhibits..............................................................19


        SIGNATURES............................................................20


        EXHIBIT INDEX.........................................................21

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS

================================================================================

                                                                   March 31,     December 31,
                                                                     2007            2006
                                                                 ------------    ------------
Assets
Current Assets:
   Cash                                                          $    255,316    $    162,783
   Accounts receivable, net of allowance for doubtful accounts
    of $3,000                                                         367,804          98,985
   Inventories, net                                                    10,996          10,000
   Deferred hardware and software costs                               316,401          15,064
   Prepaid expenses                                                    90,956           8,785
                                                                 ------------    ------------
        Total current assets                                        1,041,473         295,617
Property and equipment, net                                            29,812          22,539
Capitalized software development costs, net                            13,708          15,615
                                                                 ------------    ------------
        Total Assets                                             $  1,084,993    $    333,771
                                                                 ============    ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
   Current obligations under capital lease                       $      3,908    $      3,844
   Note payable, current portion                                       24,249          27,775
   Accounts payable                                                   769,818         366,229
   Customer deposits                                                   13,831          24,911
   Accrued payroll and related taxes                                  145,125         146,485
   Other accrued expenses                                             110,584         155,587
   Deferred revenues                                                  630,899         248,913
                                                                 ------------    ------------
        Total current liabilities                                   1,698,414         973,744
Note payable, net of current portion                                   10,448          18,125
Obligations under capital lease, net of current portion                 5,444           6,420
                                                                 ------------    ------------
        Total Liabilities                                           1,714,306         998,289
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' Deficit:
   Preferred stock, $0.001 par value; 50,000 shares authorized;
     no shares issued or outstanding                                       --              --

   Common stock, $0.001 par value; 50,000,000 shares authorized;
     35,242,438 and 26,640,866 shares issued and outstanding at
     March 31, 2007 and December 31, 2006, respectively                35,242          26,641

   Capital in excess of par value                                  15,500,178      15,225,364
   Accumulated deficit                                            (16,164,733)    (15,916,523)
                                                                 ------------    ------------
        Total Stockholders' Deficit                                  (629,313)       (664,518)
                                                                 ------------    ------------
        Total Liabilities and Stockholders' Deficit              $  1,084,993    $    333,771
                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS

================================================================================

                                                                      THREE MONTHS ENDED
                                                                 ----------------------------
                                                                   March 31,       March 31,
                                                                     2007            2006
                                                                 ------------    ------------
Revenues:
   Product                                                       $     66,728    $     54,889
   Services                                                           230,965         374,481
                                                                 ------------    ------------
        Total Revenues                                                297,693         429,370

Cost of revenues                                                      207,364         183,452
                                                                 ------------    ------------

        Gross Profit                                                   90,329         245,918
                                                                 ------------    ------------

Operating expenses:
   Research and development                                                --          18,852
   Selling and marketing                                               84,548          94,054
   General and administrative                                         255,980         226,311
                                                                 ------------    ------------
                                                                      340,528         339,217
                                                                 ------------    ------------
Loss from operations                                                 (250,199)        (93,299)

Other income (expense):
   Interest income                                                      2,636             263
   Gain (loss) on currency exchange                                     1,131             656
   Interest expense                                                    (1,778)         (2,649)
                                                                 ------------    ------------
Loss from continuing operations                                      (248,210)        (95,029)

   Income from discontinued operations (Note 1)                            --          37,556
                                                                 ------------    ------------
Net loss                                                         $   (248,210)   $    (57,473)
                                                                 ============    ============

Calculation of net loss per common share:

Net loss                                                         $   (248,210)   $    (57,473)
Preferred stock preferences                                                --         (66,750)
                                                                 ------------    ------------
Net loss attributable to common stockholders                     $   (248,210)   $   (124,223)
                                                                 ============    ============
Basic and diluted net loss per share attributable to
common stockholders:
   Loss from continuing operations                               $      (0.01)   $      (0.01)
   Income from discontinued operations                                     --            0.00
   Preferred stock preferences                                             --           (0.00)
                                                                 ------------    ------------
   Net loss attributable to common stockholders                  $      (0.01)   $      (0.01)
                                                                 ============    ============

Weighted average shares                                            26,735,389      22,586,681
                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

================================================================================

                                             COMMON STOCK
                                      ---------------------------    CAPITAL IN                       TOTAL
                                                          PAR          EXCESS      ACCUMULATED    STOCKHOLDERS'
                                         SHARES          VALUE      OF PAR VALUE     DEFICIT         DEFICIT
                                      ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2006            26,640,866   $     26,641   $ 15,225,364   $(15,916,523)  $   (664,518)

Net loss                                        --             --             --       (248,210)      (248,210)

Issuance of stock in satisfaction
 of accrued interest                     8,037,336          8,037         (8,037)            --             --

Additional capital raised, net of
 costs of $87,835 (Note 1)                      --             --        262,165             --        262,165

Issuance of stock in satisfaction
 of accrued compensation                   564,236            564         20,686             --         21,250
                                      ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2007               35,242,438   $     35,242   $ 15,500,178   $(16,164,733)  $   (629,313)
                                      ============   ============   ============   ============   ============





   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS

================================================================================

                                                                          THREE MONTHS ENDED
                                                                     ----------------------------
                                                                       March 31,       March 31
                                                                         2007            2006
                                                                     ------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                         $   (248,210)   $    (57,473)
    Less: Income from discontinued operations                                  --         (37,556)
                                                                     ------------    ------------
    Loss from continuing operations                                      (248,210)        (95,029)
        Adjustments to reconcile net loss to net
             cash provided by (used for) operating activities:
             Interest on loan                                                  --           2,033
             Depreciation and amortization                                  6,904           9,615
             Changes in assets and liabilities:
                 Increase in accounts receivable                         (268,819)        (38,683)
                 Increase in inventories                                     (996)             --
                 Increase in deferred hardware and software costs        (301,337)             --
                 (Increase) decrease in other prepaid expenses            (82,171)          1,924
                 Increase in accounts payable                             403,589          62,338
                 (Decrease) Increase in customer deposits                 (11,080)         21,321
                 (Decrease) increase in accrued expenses                  (25,113)          9,922
                 Increase in deferred revenues                            381,986          90,562
                                                                     ------------    ------------
    Net cash (used for) provided by continuing operations                (145,247)         64,003
    Net cash used for discontinued operations                                  --         (59,671)
                                                                     ------------    ------------
    Net cash (used for) provided by operating activities                 (145,247)          4,332
                                                                     ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                   (12,270)        (13,282)
                                                                     ------------    ------------
    Net cash used for investing activities - continuing operations        (12,270)        (13,282)
                                                                     ------------    ------------

Cash flows from financing activities:
    Net proceeds from additional capital raised                           262,165              --
    Principal payments on note payable                                    (11,203)         (6,000)
    Principal payments on obligations under capital lease                    (912)           (635)
                                                                     ------------    ------------
    Net cash provided by (used for) financing activities -
      continuing operations                                               250,050          (6,635)
                                                                     ------------    ------------

Net increase (decrease) in cash                                            92,533         (15,585)
Cash, beginning of period                                                 162,783         125,508
                                                                     ------------    ------------

Cash, end of period                                                  $    255,316    $    109,923
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:

    Cash paid for interest                                           $      1,778    $        616
    Non-cash investing and financing activities:
        Accrued compensation paid with stock                         $     21,250    $         --
        Accounts payable converted to note payable                   $         --    $     52,574
        Accrued interest on preferred stock charged to
           accumulated deficit                                       $         --    $     66,750


   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION

    National Datacomputer, Inc. (the "Company") is engaged exclusively in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products.

BASIS OF PRESENTATION
---------------------

    The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Unites States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2006, which are included in the Company's Form 10-KSB.

    The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LIQUIDITY AND CAPITAL RESOURCES

    We have an accumulated deficit of approximately $16,200,000 through March 31, 2007. As a result of this deficit and our cash position, the report of our independent registered public accounting firm as of and for the year ended December 31, 2006 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

     During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG ("CapitalBank"). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us a capital infusion of $350,000 to be used for working capital.

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


    There was no share-based compensation expense recorded during the three months ended March 31, 2007 or 2006.


3.  STOCK OPTION PLANS

    On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of March 31, 2007, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

    On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of March 31, 2007, there were options to purchase 20,000 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

     On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan ("2007 Plan") which provides for the issuance of both incentive and non-qualified stock options to employees, consultants and directors. A maximum of 2,000,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of March 31, 2007, there were no options outstanding and 2,000,000 shares available for grant under the 2007 Plan.

    The following table summarizes information about stock options outstanding at March 31, 2007:

                                                                   Weighted
                               Weighted average                 Average exercise
                                  Remaining        Number of        price of
                   Number     Contractual life,     Options         options
Exercise price  Outstanding        In years       Exercisable     Exercisable
--------------------------------------------------------------------------------

    $ 0.75        220,000            1.7            220,000          $0.75



4.  INVENTORIES

    Inventories consist of the following:          MARCH 31,      DECEMBER 31,
                                                     2007             2006
                                                 ------------     ------------
    Raw material                                 $         --     $         --
    Work-in-process                                    10,000           10,000
    Finished goods                                        966               --
                                                 ------------     ------------
         Total                                   $     10,966     $     10,000
                                                 ============     ============



5.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation of FIN 48 had no effect on the Company's financial position or results of operations. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

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

    In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe the adoption of SFAS 159 will have a material impact on its financial condition or results of operations. SFAS 159 is effective for the Company's interim reporting period beginning January 1, 2008.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

    Our mission is to provide solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products.

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

    Although our Datacomputers running our original RouteRider software are still available for purchase, we have now channeled all of our experience into a new portable and highly parameterized Route Accounting solution designed to run on the very latest industry standard Microsoft(TM) operating systems and architectures which increases our market potential BY running on industry preferred operating systems and handheld devices.

FORWARD LOOKING STATEMENTS

    The foregoing discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006.

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the Company's filings with the Security and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2006.

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


RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006.

    For the three months ended March 31, 2007, we reported a net loss of $248,210 compared to a net loss of $57,473 for the three months ended March 31, 2006.

    Total revenues decreased $131,677, or 31% from $429,370 for the three months ended March 31, 2006 to $297,693 for the three months ended March 31, 2007, due primarily to lower billings of our professional services of our new route software product, RouteRider LE ("RRLE").

    RRLE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and WindowsMobile2005), and databases. RRLE utilizes cellular, Wi-Fi, and Bluetooth communications protocols. At March 31, 2007, we had a backlog for RRLE of approximately $400,000 which we expect will all be shipped during the second quarter of 2007.

    Gross profit for the three months ended March 31, 2007 was $90,329, or 30% of revenues, compared to approximately $245,918 or 57% of revenues for the three months ended March 31, 2006. The decrease profit is a direct result of our lower revenues.

    OPERATING EXPENSES

    We incurred no expenses for research and development for the three months ended March 31, 2007, as compared to $18,852 for the three months ended March 31, 2006. The decrease is due the sale our audit business line to AST in November 2006.

    Selling and marketing expenses for the three months ended March 31, 2007 were $84,548 compared to $94,054 for the three months ended March 31, 2006, a decrease of $9,506 or 10%. The decrease is due a decrease in sales commissions due to lower revenues.

    General and administrative expenses for the three months ended March 31, 2007 were $255,980 compared to $226,311 for the three months ended March 31, 2006, an increase of $29,669 or 13%. The increase is a result of expenses related to our annual stockholders' meeting along with higher directors' fees.

LIQUIDITY AND CAPITAL RESOURCES

    We used cash of $145,247 and generated cash of $64,003 from operating activities from continuing operations for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, our principal operating cash for continuing operations was used to fund our loss from operations combined with increases in accounts receivable, inventory and prepaid expenses, offset by an increase in accounts payable and deferred revenues. For the three months ended March 31, 2006, our principal operating cash for continuing operations was generated by an increase in deferred revenues and accounts payable along with a decrease in customer deposits, offset by our loss from operations along with an increase in accounts receivable.

    We used cash of $12,270 and $13,282 for investing activities from continuing operations for the three months ended March 31, 2007 and 2006, respectively. The cash was used for the purchase of capital equipment. As of March 31, 2007, we had no material commitments for capital expenditures.

    We generated cash of $250,050 and used cash of $6,635 for financing activities from continuing operations for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we raised capital, net of expenses, in the amount of $262,165. During the three months ended March 31, 2006, cash was used to make payments on obligations under our notes payable and capital leases.

    We have an accumulated deficit of approximately $16,200,000 through March 31, 2007. As a result of this deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2006 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

    During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG ("CapitalBank"). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us a capital infusion of $350,000 to be used for working capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

    Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

CONTRACTUAL OBLIGATIONS

      As of March 31, 2007, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

    STOCK-BASED COMPENSATION
    ------------------------

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

    (b) Changes in Internal Controls.

    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A (T) CONTROLS AND PROCEDURES

    This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    We are not a party to any legal proceedings.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On January 23, 2007, Anthony Stafford, and his four children, purchased 20,226,157 shares of our common stock from a prior stockholder. Subsequently, Mr. Stafford joined our Board of Directors. On March 30, 2007, upon receipt of stockholders approval at a special meeting of stockholders, we sold 7,079,155 shares of our common stock to our executive officers and members of our Board of Directors, as described in Item 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTION." set forth in our Annual Report on Form 10-KSB. On March 30, 2007, we issued 564,236 shares of our common stock to each of our directors as part of their compensation earned during 2006.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As described in our Form 8-K filing on April 5, 2007, on March 30, 2007, we submitted the following matters to a vote of our stockholders:

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

    Our stockholders voted in favor of the above matters as described in the report on Form 8-K.


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




                                    NATIONAL DATACOMPUTER, INC.




May 15, 2007                        /s/ William B. Berens
                                    -------------------------------------
                                    William B. Berens
                                    President and Chief Executive Officer
                                    (principal executive officer)




May 15, 2007                        /s/ Bruna Bucacci
                                    -------------------------------------
                                    Bruna Bucacci
                                    Chief Accounting Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX






EXHIBIT NO.    TITLE


31.1           Certification of the Chief Executive Officer.

31.2           Certification of the Chief Accounting Officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.