Form 10QSB
period 2007-06-30
NATIONAL DATACOMPUTER INC
filed 2007-08-14
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2007

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

The number of shares of the Registrant's common stock, par value $0.001, outstanding as of August 6, 2007 was 35,742,438.

Transitional Small Business Disclosure Format Yes [_] No [X]
================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheets as of June 30, 2007
          and December 31, 2006 ............................................3

        Statements of Operations for the six months
          ended June 30, 2007 and 2006......................................4

        Statement of Stockholders' Deficit for the six months
          ended June 30, 2007...............................................5

        Statements of Cash Flows for the six months
          ended June 30, 2007 and 2006......................................6

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........19

ITEM 3. Defaults upon Senior Securities....................................19

ITEM 4. Submissions of Matters to a Vote of Security Holders...............19

ITEM 5. Other Information..................................................19

ITEM 6. Exhibits...........................................................20

SIGNATURES.................................................................21

EXHIBIT INDEX..............................................................22

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                                 June 30,        December 31,
                                                                                   2007              2006
                                                                               ------------      ------------
                                                                                (Unaudited)        (Audited)
Assets
Current Assets:
     Cash                                                                      $    233,956      $    162,783
     Accounts receivable, net of allowance for doubtful accounts of $3,000          283,309            98,985
     Inventories, net                                                                 7,528            10,000
     Deferred hardware and software costs                                           329,474            15,064
     Prepaid expenses                                                                92,551             8,785
                                                                               ------------      ------------
       Total current assets                                                         946,818           295,617
Property and equipment, net                                                          77,362            22,539
Capitalized software development costs, net                                          13,382            15,615
                                                                               ------------      ------------
       Total Assets                                                            $  1,037,562      $    333,771
                                                                               ============      ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Current obligations under capital lease                                   $     20,511      $      3,844
     Note payable, current portion                                                   23,470            27,775
     Accounts payable                                                               559,181           366,229
     Customer deposits                                                               42,462            24,911
     Accrued payroll and related taxes                                              149,590           146,485
     Other accrued expenses                                                          79,516           155,587
     Deferred revenues                                                              802,133           248,913
                                                                               ------------      ------------
       Total current liabilities                                                  1,676,863           973,744
Note payable, net of current portion                                                  5,867            18,125
Obligations under capital lease, net of current portion                              33,154             6,420
                                                                               ------------      ------------
       Total Liabilities                                                          1,715,884           998,289
                                                                               ------------      ------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value; 50,000 shares authorized;
       no shares issued or outstanding                                                 --                --

     Common stock, $0.001 par value; 50,000,000 shares authorized;
       35,742,438 and 26,640,866 shares issued and outstanding at
       June 30, 2007 and December 31, 2006, respectively                             35,742            26,641

     Capital in excess of par value                                              15,515,582        15,225,364
     Accumulated deficit                                                        (16,229,646)      (15,916,523)
                                                                               ------------      ------------
       Total Stockholders' Deficit                                                 (678,322)         (664,518)
                                                                               ------------      ------------
       Total Liabilities and Stockholders' Deficit                             $  1,037,562      $    333,771
                                                                               ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended                   Six Months Ended
                                                              -----------------------------      ------------------------------
                                                                June 30,         June 30,          June 30,          June 30,
                                                                  2007             2006              2007              2006
                                                              ------------     ------------      ------------      ------------
Revenues:
    Product                                                   $    286,325     $    170,958      $    353,053      $    225,847
    Services                                                       229,332          338,330           460,297           712,811
                                                              ------------     ------------      ------------      ------------
        Total Revenues                                             515,657          509,288           813,350           938,658

Cost of revenues                                                   309,893          222,009           517,257           405,461
                                                              ------------     ------------      ------------      ------------

        Gross Profit                                               205,764          287,279           296,093           533,197
                                                              ------------     ------------      ------------      ------------

Operating expenses:
    Research and development                                          --             15,904              --              34,756
    Selling and marketing                                           82,072           58,390           166,620           152,444
    General and administrative                                     194,479          232,283           450,459           458,594
                                                              ------------     ------------      ------------      ------------
                                                                   276,551          306,577           617,079           645,794
                                                              ------------     ------------      ------------      ------------
Loss from operations                                               (70,787)         (19,298)         (320,986)         (112,597)

Other income (expense):
    Interest income                                                  1,859              371             4,495               634
    Gain (loss) on currency exchange                                 6,887            4,193             8,018             4,849
    Interest expense                                                (2,872)            (585)           (4,650)           (3,234)
                                                              ------------     ------------      ------------      ------------
Loss from continuing operations                                    (64,913)         (15,319)         (313,123)         (110,348)

    Income from discontinued operations (Note 1)                      --             68,799              --             106,355
                                                              ------------     ------------      ------------      ------------
Net (loss) income                                             $    (64,913)    $     53,480      $   (313,123)     $     (3,993)
                                                              ============     ============      ============      ============

Calculation of net loss per common share:

Net (loss) income                                             $    (64,913)    $     53,480      $   (313,123)     $     (3,993)
Preferred stock preferences                                           --            (66,750)             --            (133,500)
                                                              ------------     ------------      ------------      ------------
Net loss attributable to common stockholders                  $    (64,913)    $    (13,270)     $   (313,123)     $   (137,493)
                                                              ============     ============      ============      ============
Basic and diluted net loss per share attributable to
    common stockholders:
    Loss from continuing operations                           $      (0.00)    $      (0.00)     $      (0.01)     $      (0.01)
    Income from discontinued operations                               0.00             0.00              0.00              0.00
    Preferred stock preferences                                       0.00            (0.00)             0.00             (0.01)
                                                              ------------     ------------      ------------      ------------
    Net loss attributable to common stockholders              $      (0.00)    $      (0.00)     $      (0.01)     $      (0.01)
                                                              ============     ============      ============      ============

Weighted average shares                                         35,484,196       24,636,049        31,134,483        23,617,026
                                                              ============     ============      ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

-------------------------------------------------------------------------------------------------------------------------------

                                                     Common Stock
                                             -----------------------------      Capital in                             Total
                                                                  Par             excess          Accumulated      stockholders'
                                                Shares           value         of par value         deficit           deficit
                                             ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2006 (Audited)         26,640,866     $     26,641     $ 15,225,364      ($15,916,523)     ($   664,518)

Net loss                                             --               --               --            (313,123)         (313,123)

Issuance of stock in satisfaction
   of accrued interest                          8,037,336            8,037           (8,037)             --                --

Additional capital raised, net
   of costs of $87,835 (Note 1)                      --               --            262,165              --             262,165

Issuance of stock in
   satisfaction of accrued compensation           564,236              564           20,686              --              21,250

Issuance of stock in
   satisfaction of deferred compensation          500,000              500           14,500              --              15,000

Stock based compensation related to
   options granted                                   --               --                904              --                 904

                                             ------------     ------------     ------------      ------------      ------------
Balance at June 30, 2007 (Unaudited)           35,742,438     $     35,742     $ 15,515,582      ($16,229,646)     ($   678,322)
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                                                      Six Months Ended
                                                                               ------------------------------
                                                                                 June 30,          June 30,
                                                                                   2007              2006
                                                                               ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                                  $   (313,123)     $     (3,993)
     Less: Income from discontinued operations                                         --            (106,355)
                                                                               ------------      ------------
     Loss from continuing operations                                               (313,123)         (110,348)
        Adjustments to reconcile net loss to net
           cash provided by (used for) operating activities:
           Interest on loan                                                            --               2,033
           Depreciation and amortization                                             14,747            20,157
           Stock based compensation related to options granted                          904              --
           Changes in assets and liabilities:
               Increase in accounts receivable                                     (184,324)          (71,165)
               Decrease in inventories                                                2,472              --
               Increase in deferred hardware and software costs                    (314,410)         (206,315)
               Increase in other prepaid expenses                                   (83,766)           (8,278)
               Increase in accounts payable                                         192,952           224,401
               Increase (decrease) in customer deposits                              17,551          (136,549)
               (Decrease) increase in accrued expenses                              (36,716)           17,339
               Increase in deferred revenues                                        553,220           462,959
                                                                               ------------      ------------
     Net cash (used for) provided by continuing operatIons                         (150,493)          194,234
     Net cash provided by discontinued operatIons                                      --              46,716
                                                                               ------------      ------------
     Net cash (used for) provided by operating activities                          (150,493)          240,950
                                                                               ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (17,124)          (13,283)
     Additions to capitalized software development costs                             (1,674)           (3,885)
                                                                               ------------      ------------
     Net cash used for investing activities - continuing operations                 (18,798)          (17,168)
                                                                               ------------      ------------

Cash flows from financing activities:
     Net proceeds from additional capital raised                                    262,165              --
     Principal payments on note payable                                             (16,563)          (30,348)
     Principal payments on obligations
           under capital lease                                                       (5,138)           (1,299)
                                                                               ------------      ------------
     Net cash provided by (used for) financing activities -
       continuing operations                                                        240,464           (31,647)
                                                                               ------------      ------------

Net increase in cash                                                                 71,173           192,135
Cash, beginning of period                                                           162,783           125,508
                                                                               ------------      ------------

Cash, end of period                                                            $    233,956      $    317,643
                                                                               ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                                    $      4,650      $      1,201
     Non-cash investing and financing activities:
           Accrued compensation paid with stock                                $     21,250              --
           Deferred compensation paid with stock                               $     15,000              --
           Acquisition of property and equipment under capital lease           $     48,539              --
           Accounts payable converted to note payable                          $       --        $     52,574
           Accrued interest on preferred stock charged to
               accumulated deficit                                             $       --        $    133,500
           Issuance of stock in satisfaction of
               accrued interest                                                $       --        $    400,500

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

BASIS OF PRESENTATION
---------------------

    The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

LIQUIDITY AND CAPITAL RESOURCES

    We have an accumulated deficit of approximately $16,230,000 through June 30, 2007. As a result of our deficit and cash position, the report of our independent registered public accounting firm as of and for the year ended December 31, 2006 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

3.  STOCK OPTION PLANS

    In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "SHARE-BASED PAYMENT" (SFAS 123R). This Statement is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services.

    Under the provision of SFAS 123(R), share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The majority of the Company's share-based compensation arrangements vest over four years.

    The Company accounts for its share-based compensation under the provisions of SFAS 123R. During the three months and six months ended June 30, 2007, share-based compensation expense amounted to $904. There was no share-based compensation expense recorded during the three months and six months ended June 30, 2006.

    The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend rate. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months and six months ended June 30, 2007. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

    The weighted average grant date fair value of options granted was $0.03 during the three months and six months ended June 30, 2007. There were no options granted during the three months and six months ended June 30, 2006. The following assumptions were used to estimate the fair market value of options granted using the Black-Scholes evaluation method:

                                                      SIX MONTHS ENDED
                                                        JUNE 30, 2007
                                                        -------------

        Expected option term (1)                         6.25 years
        Expected volatility (2)                            99.6%
        Risk-free interest rate (3)                        4.57%
        Expected annual dividend rate                       0%

(1) The option life was determined using the simplified method for estimating expected option life, which qualifies as "plain-vanilla" options. (2) The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical monthly price changes of the Company's common stock over the most recent six years, which approximates the expected option life of the grant of 6.25 years. (3) The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

    On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of June 30, 2007, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

    On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of June 30, 2007, there were options to purchase 20,000 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

    On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan ("2007 Plan") which provides for the issuance of both incentive and non-qualified stock options to employees, consultants and directors. A maximum of 2,000,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of June 30, 2007, there were 1,125,000 options outstanding and 875,000 shares available for grant under the 2007 Plan.

    The following table summarizes information about stock options outstanding at June 30, 2007:

                                                          Weighted        Remaining        Aggregate
                                           Number of      average         contractual      intrinsic
                                            shares     exercise price   life in years       value
---------------------------------------- ------------ ---------------- --------------- ------------------
Outstanding at December 31, 2006            220,000        $0.75            1.4             $  --
---------------------------------------- ------------ ---------------- --------------- ------------------
Granted                                   1,125,000        0.03             9.83
---------------------------------------- ------------ ---------------- --------------- ------------------
Exercised                                      --
---------------------------------------- ------------ ---------------- --------------- ------------------
Cancelled/forfeited                            --
---------------------------------------- ------------ ---------------- --------------- ------------------
Outstanding at June 30, 2007              1,345,000        0.15             8.53             $  --
---------------------------------------- ------------ ---------------- --------------- ------------------
Options vested or expected to vest at
June 30, 2007 (1)                         1,007,500        0.19             7.92             $  --
---------------------------------------- ------------ ---------------- --------------- ------------------
Options exercisable at June 30, 2007       220,000         $0.75            1.1              $  --
---------------------------------------- ------------ ---------------- --------------- ------------------

(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.


4.  INVENTORIES

    Inventories consist of the following:          JUNE 30,   DECEMBER 31,
                                                     2007         2006
                                                 ----------- -------------
    Raw material                                    $3,000      $10,000
    Work-in-process                                    --           --
    Finished goods                                   4,528          --
                                                 ----------- -------------
                                  Total             $7,528      $10,000
                                                 =========== =============

5.  INCOME TAXES

    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation of FIN 48 had no effect on the Company's financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at June 30, 2007.

    The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2003-2006 remains open to examination by the I.R.S. and state authorities.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006.

    For the six months ended June 30, 2007, we reported a net loss of $312,219 compared to a net loss of $3,993 for the six months ended June 30, 2006. For the six months ended June 30, 2007, we reported a loss from continuing operations of $313,123 compared to a loss of $110,348 for the six months ended June 30, 2006.

    Total revenues decreased $125,308, or 13% to $813,350 for the six months ended June 30, 2007 from $938,658 for the six months ended June 30, 2006, due primarily to lower billings of our professional services of our new route software product, RouteRider LE ("RRLE"). At June 30, 2007, we had a backlog for RRLE of approximately $500,000 which we expect will all be recognized during the third quarter of 2007.

    Gross profit for the six months ended June 30, 2007 was $296,093, or 36% of revenues, compared to $533,197 or 57% of revenues for the six months ended June 30, 2006. The decreased profit is a direct result of higher cost of material. The Company's two major product lines have different profit margins as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the gross profit as a percentage of revenue depending on the mix of the product sold.

     OPERATING EXPENSES

    We incurred no expenses for research and development for the six months ended June 30, 2007, as compared to $34,756 for the six months ended June 30, 2006. This is due to the fact that at the present time we no longer have a research and development department.

    Selling and marketing expenses for the six months ended June 30, 2007 were $166,620 compared to $152,444 for the six months ended June 30, 2006, an increase of $14,176 or 9%. The increase is due to higher expenses incurred to elevate the company's Web presence to support marketing of our flagship RouteRider LE(TM) Direct Store Delivery solution for the Beverage, Baking, Coffee & Tea, Dairy, and Snack Food industries.

    General and administrative expenses for the six months ended June 30, 2007 were $450,459 compared to $458,594 for the six months ended June 30, 2006, a decrease of $8,135 or 2%. The decrease is a result of reduced legal and directors' fees offset by a reallocation of occupancy expenses to general and administrative for under utilized leased space.

LIQUIDITY AND CAPITAL RESOURCES

    We used cash of $150,493 and generated cash of $240,950 from operating activities from continuing operations for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, our principal operating cash for continuing operations was used to fund our loss from operations combined with increases in accounts receivable, deferred hardware and software costs and prepaid expenses, offset by an increase in accounts payable and deferred revenues. For the six months ended June 30, 2006, our principal operating cash for continuing operations was generated by an increase in deferred revenues and accounts payable, offset by our loss from operations along with an increase in accounts receivable and deferred hardware and software costs.

    We used cash of $18,798 and $17,168 for investing activities from continuing operations for the six months ended June 30, 2007 and 2006, respectively. The cash was used for the purchase of capital equipment. As of June 30, 2007, we had no material commitments for capital expenditures.

    We generated cash of $240,464 and used cash of $31,647 for financing activities from continuing operations for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we raised capital, net of expenses, in the amount of $262,165. During the six months ended June 30, 2006, cash was used to make payments on obligations under our notes payable and capital leases.

    We have an accumulated deficit of approximately $16,230,000 through June 30, 2007. As a result of our deficit and cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2006 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

CONTRACTUAL OBLIGATIONS

    As of June 30, 2007, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

    STOCK-BASED COMPENSATION

    The Company accounts for its share-based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 17, 2007, we issued 500,000 shares of our common stock to our President and CEO William B. Berens in payment of deferred compensation.

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


                                      NATIONAL DATACOMPUTER, INC.



August 14, 2007                       /s/ William B. Berens
                                      ------------------------------
                                      William B. Berens
                                      President and Chief Executive Officer
                                      (principal executive officer)


August 14, 2007                       /s/ Bruna Bucacci
                                      ------------------------------
                                      Bruna Bucacci
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       TITLE


31.1    Certification of the Chief Executive Officer.
31.2    Certification of the Chief Accounting Officer.
32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.