Form 10QSB
period 2007-09-30
NATIONAL DATACOMPUTER INC
filed 2007-11-14
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2007

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


The number of shares of the Registrant's common stock, par value $0.001, outstanding as of November 6, 2007 was 35,742,438.

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

          Balance Sheets as of September 30, 2007
          and December 31, 2006 ............................................3

          Statements of Operations for the three and nine months
          ended September 30, 2007 and 2006.................................4

          Statement of Stockholders' Deficit for the nine months
          ended September 30, 2007..........................................5

          Statements of Cash Flows for the nine months
          ended September 30, 2007 and 2006.................................6

          Notes to Financial Statements.....................................7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........12

ITEM 3.   CONTROLS AND PROCEDURES..........................................18

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................19

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds......19

ITEM 3.   Defaults upon Senior Securities..................................19

ITEM 4.   Submissions of Matters to a Vote of Security Holders.............19

ITEM 5.   Other Information................................................19

ITEM 6.   Exhibits.........................................................20

SIGNATURES.................................................................21

EXHIBIT INDEX..............................................................22

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       September 30,     December 31,
                                                                           2007              2006
                                                                       ------------      ------------
                                                                       (Unaudited)        (Audited)
Assets
Current Assets:
     Cash                                                              $    171,783      $    162,783
     Accounts receivable, net of allowance for doubtful
       accounts of $3,000                                                    77,228            98,985
     Inventories, net                                                         3,598            10,000
     Deferred hardware and software costs                                    17,427            15,064
     Prepaid expenses                                                        83,420             8,785
                                                                       ------------      ------------
       Total current assets                                                 353,456           295,617
Property and equipment, net                                                  66,168            22,539
Capitalized software development costs, net                                  11,335            15,615
                                                                       ------------      ------------
       Total Assets                                                    $    430,959      $    333,771
                                                                       ============      ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Current obligations under capital lease                           $     20,982      $      3,844
     Note payable, current portion                                           23,815            27,775
     Accounts payable                                                       518,426           366,229
     Customer deposits                                                       14,812            24,911
     Accrued payroll and related taxes                                      128,805           146,485
     Other accrued expenses                                                 108,740           155,587
     Deferred revenues                                                      349,488           248,913
                                                                       ------------      ------------
       Total current liabilities                                          1,165,068           973,744
Note payable, net of current portion                                           --              18,125
Obligations under capital lease, net of current portion                      28,312             6,420
                                                                       ------------      ------------
       Total Liabilities                                                  1,193,380           998,289
                                                                       ------------      ------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value; 50,000 shares authorized;
       no shares issued or outstanding                                         --                --

     Common stock, $0.001 par value; 50,000,000 shares authorized;
       35,742,438 and 26,640,866 shares issued and outstanding at
       September 30, 2007 and December 31, 2006, respectively                35,742            26,641

     Capital in excess of par value                                      15,516,944        15,225,364
     Accumulated deficit                                                (16,315,107)      (15,916,523)
                                                                       ------------      ------------
       Total Stockholders' Deficit                                         (762,421)         (664,518)
                                                                       ------------      ------------
       Total Liabilities and Stockholders' Deficit                     $    430,959      $    333,771
                                                                       ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months Ended                  Nine Months Ended
                                                         ------------------------------      ------------------------------
                                                         September 30,     September 30,     September 30,     September 30,
                                                             2007              2006              2007              2006
                                                         ------------      ------------      ------------      ------------
Revenues:
    Product                                              $    444,686      $     78,162      $    797,739      $    304,009
    Services                                                  222,982           273,183           683,279           985,994
                                                         ------------      ------------      ------------      ------------
         Total Revenues                                       667,668           351,345         1,481,018         1,290,003

Cost of revenues                                              511,986           165,152         1,029,243           570,613
                                                         ------------      ------------      ------------      ------------

         Gross Profit                                         155,682           186,193           451,775           719,390
                                                         ------------      ------------      ------------      ------------

Operating expenses:
    Research and development                                     --              11,577              --              46,333
    Selling and marketing                                      76,758            57,703           243,378           210,147
    General and administrative                                175,048           203,521           625,507           662,115
                                                         ------------      ------------      ------------      ------------
                                                              251,806           272,801           868,885           918,595
                                                         ------------      ------------      ------------      ------------
Loss from operations                                          (96,124)          (86,608)         (417,110)         (199,205)

Other income (expense):
    Interest income                                             1,518               388             6,013             1,022
    Gain (loss) on currency exchange                           12,543             1,373            20,561             6,222
    Interest expense                                           (3,398)             (551)           (8,048)           (3,785)
                                                         ------------      ------------      ------------      ------------
Loss from continuing operations                               (85,461)          (85,398)         (398,584)         (195,746)

    Income from discontinued operations (Note 1)                 --               1,239              --             107,594
                                                         ------------      ------------      ------------      ------------
Net (loss) income                                        $    (85,461)     $    (84,159)     $   (398,584)     $    (88,152)
                                                         ============      ============      ============      ============

Calculation of net loss per common share:

Net (loss) income                                        $    (85,461)     $    (84,159)     $   (398,584)     $    (88,152)
Preferred stock preferences                                      --             (66,750)             --            (200,250)
                                                         ------------      ------------      ------------      ------------
Net loss attributable to common stockholders             $    (85,461)     $   (150,909)     $   (398,584)     $   (288,402)
                                                         ============      ============      ============      ============
Basic and diluted net loss per share attributable to
    common stockholders:
    Loss from continuing operations                      $      (0.00)     $      (0.01)     $      (0.01)     $       0.00
    Income from discontinued operations                          0.00              0.00              0.00              0.00
    Preferred stock preferences                                  0.00             (0.00)             0.00             (0.01)
                                                         ------------      ------------      ------------      ------------
    Net loss attributable to common stockholders         $      (0.00)     $      (0.01)     $      (0.01)     $      (0.01)
                                                         ============      ============      ============      ============

Weighted average shares                                    35,742,438        26,640,866        32,687,347        24,636,049
                                                         ============      ============      ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                     Common Stock
                                              -----------------------------      Capital in                            Total
                                                                   Par             excess           Accumulated     stockholders'
                                                 Shares           value         of par value          deficit         deficit
                                              ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2006 (Audited)          26,640,866     $     26,641     $ 15,225,364      ($15,916,523)     ($   664,518)

Net loss                                              --               --               --            (398,584)         (398,584)

Issuance of stock in satisfaction
   of accrued interest                           8,037,336            8,037           (8,037)             --                --

Additional capital raised, net
   of costs of $87,835 (Note 1)                       --               --            262,165              --             262,165

Issuance of stock in
   satisfaction of accrued compensation            564,236              564           20,686              --              21,250

Issuance of stock in
   satisfaction of deferred compensation           500,000              500           14,500              --              15,000

Stock based compensation related to
   options granted                                    --               --              2,266              --               2,266
                                              ------------     ------------     ------------      ------------      ------------
Balance at September 30, 2007 (Unaudited)       35,742,438     $     35,742     $ 15,516,944      ($16,315,107)     ($   762,421)
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                         ------------------------------
                                                                         September 30,     September 30,
                                                                             2007              2006
                                                                         ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                            $   (398,584)     $    (88,152)
     Less: Income from discontinued operations                                   --            (107,594)
                                                                         ------------      ------------
     Loss from continuing operations                                         (398,584)         (195,746)
        Adjustments to reconcile net loss to net
           cash provided by (used for) operating activities:
           Interest on loan                                                      --               2,033
           Depreciation and amortization                                       26,051            26,585
           Stock based compensation related to options granted                  2,266              --
           Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                      21,757           (83,392)
               Decrease in inventories                                          6,402              --
               Increase in deferred hardware and software costs                (2,363)         (199,959)
               Increase in other prepaid expenses                             (74,635)          (13,720)
               Increase in accounts payable                                   152,197           167,763
               Decrease in customer deposits                                  (10,099)         (130,753)
               (Decrease) increase in accrued expenses                        (28,277)           23,463
               Increase in deferred revenues                                  100,575           403,776
                                                                         ------------      ------------
     Net cash (used for) provided by continuing operatIons                   (204,710)               50
     Net cash provided by discontinued operatIons                                --              86,220
                                                                         ------------      ------------
     Net cash (used for) provided by operating activities                    (204,710)           86,270
                                                                         ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                      (15,187)          (15,245)
     Additions to capitalized software development costs                       (1,674)          (11,285)
                                                                         ------------      ------------
     Net cash used for investing activities - continuing operations           (16,861)          (26,530)
                                                                         ------------      ------------

Cash flows from financing activities:
     Net proceeds from additional capital raised                              262,165              --
     Principal payments on note payable                                       (22,085)          (42,696)
     Principal payments on obligations
           under capital lease                                                 (9,509)           (1,997)
                                                                         ------------      ------------
     Net cash provided by (used for) financing activities -
       continuing operations                                                  230,571           (44,693)
                                                                         ------------      ------------

Net increase in cash                                                            9,000            15,047
Cash, beginning of period                                                     162,783           125,508
                                                                         ------------      ------------

Cash, end of period                                                      $    171,783      $    140,555
                                                                         ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                              $      8,048      $      1,752
     Non-cash investing and financing activities:
           Accrued compensation paid with stock                          $     21,250              --
           Deferred compensation paid with stock                         $     15,000              --
           Acquisition of property and equipment under capital lease     $     48,539              --
           Accounts payable converted to note payable                    $       --        $     52,574
           Accrued interest on preferred stock charged to
               accumulated deficit                                       $       --        $    200,250
           Issuance of stock in satisfaction of
               accrued interest                                          $       --        $    400,500

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

LIQUIDITY AND CAPITAL RESOURCES

    We have an accumulated deficit of approximately $16,315,000 through September 30, 2007. As a result of our deficit and cash position, the report of our independent registered public accounting firm as of and for the year ended December 31, 2006 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

    The Company accounts for its share-based compensation under the provisions of SFAS 123R. During the three months and nine months ended September 30, 2007, share-based compensation expense amounted to $1,363 and $2,266 respectively. There was no share-based compensation expense recorded during the three months and nine months ended September 30, 2006.

    The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend rate. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months and nine months ended September 30, 2007. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

    The weighted average grant date fair value of options granted was $0.03 during the three months and nine months ended September 30, 2007. There were no options granted during the three months and nine months ended September 30, 2006. The following assumptions were used to estimate the fair market value of options granted using the Black-Scholes evaluation method:

                                                      NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2007
                                                      ------------------

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

    On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of September 30, 2007, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

    On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of September 30, 2007, there were options to purchase 20,000 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

    On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan ("2007 Plan") which provides for the issuance of both incentive and non-qualified stock options to employees, consultants and directors. A maximum of 2,000,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of September 30, 2007, there were 1,125,000 options outstanding and 875,000 shares available for grant under the 2007 Plan.

    The following table summarizes information about stock options outstanding at September 30, 2007:

                                                          Weighted
                                                          average     Remaining      Aggregate
                                              Number of   exercise    contractual    intrinsic
                                               shares       price    life in years     value
-------------------------------------------- ----------- ---------- --------------- -----------
Outstanding at December 31, 2006               220,000     $0.75         1.4           $  --

Granted                                       1,125,000     0.03         9.83

Exercised                                         --

Cancelled/forfeited                               --

Outstanding at September 30, 2007             1,345,000     0.15         8.53          $  --

Options vested or expected to vest at         1,007,500     0.19         7.92          $  --
September 30, 2007 (1)

Options exercisable at September 30, 2007      220,000     $0.75         1.1           $  --

(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.


4.  INVENTORIES

    Inventories consist of the following:    SEPTEMBER 30,     DECEMBER 31,
                                                  2007             2006
                                             -------------     ------------

    Raw material                                 $3,598          $10,000
    Work-in-process                                 --               --
    Finished goods                                  --               --
                                             -------------     ------------
                                  Total          $3,598          $10,000
                                             =============     ============

5.  INCOME TAXES

    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation of FIN 48 had no effect on the Company's financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at September 30, 2007.

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

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

    For the nine months ended September 30, 2007, we reported a net loss of $398,584 compared to a net loss of $88,152 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we reported a loss from continuing operations of $398,584 compared to a loss of $195,746 for the nine months ended September 30, 2006.

    Total revenues increased $191,015, or 15% to $1,481,018 for the nine months ended September 30, 2007 from $1,290,003 for the nine months ended September 30, 2006. Total product revenues increased by approximately $495,000 due primarily to higher sales of our new route software product, RouteRider LE ("RRLE"). This increase was offset by lower service revenue of approximately $300,000. Subsequent to the end of the current quarter, we contracted to deliver a comprehensive RRLE Direct Store Delivery solution to a major national bakery based in Baltimore, MD. The total order has a value of approximately $1,000,000 and will be delivered in 2008.

    Gross profit for the nine months ended September 30, 2007 was $451,775, or 31% of revenues, compared to $719,390 or 56% of revenues for the nine months ended September 30, 2006. The decreased profit is a direct result of higher cost of material. The Company's two major product lines have different profit margins as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the gross profit as a percentage of revenue depending on the mix of the product sold.

    OPERATING EXPENSES

    We incurred no expenses for research and development for the nine months ended September 30, 2007, as compared to $46,333 for the nine months ended September 30, 2006. This is due to the fact that at the present time we no longer have a research and development department.

    Selling and marketing expenses for the nine months ended September 30, 2007 were $243,378 compared to $210,147 for the nine months ended September 30, 2006, an increase of $33,231 or 16%. The increase is due to higher expenses incurred to elevate the company's Web presence in order to support marketing of our flagship RouteRider LE(TM) Direct Store Delivery solution for the Beverage, Baking, Coffee & Tea, Dairy, and Snack Food industries.

    General and administrative expenses for the nine months ended September 30, 2007 were $625,507 compared to $662,115 for the nine months ended September 30, 2006, a decrease of $36,608 or 6%. The decrease is a result of reduced legal and directors' fees. The decrease was offset by higher occupancy expense due to the allocation of under utilized leased space to general and administrative.

LIQUIDITY AND CAPITAL RESOURCES

    We used cash of $204,710 and generated cash of $50 from operating activities from continuing operations for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, our principal operating cash for continuing operations was used to fund our loss from operations combined with increases in prepaid expenses, along with a decrease in customer deposits and accrued expenses, offset by an increase in accounts payable and deferred revenues. For the nine months ended September 30, 2006, our principal operating cash for continuing operations was generated by an increase in deferred revenues and accounts payable, offset by our loss from operations along with an increase in deferred hardware and software costs, and. accounts receivable.

    We used cash of $16,861 and $26,530 for investing activities from continuing operations for the nine months ended September 30, 2007 and 2006, respectively. The cash was used for the purchase of capital equipment. As of September 30, 2007, we had no material commitments for capital expenditures.

    We generated cash of $230,571 and used cash of $44,693 for financing activities from continuing operations for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we raised capital, net of expenses, in the amount of $262,165. During the nine months ended September 30, 2006, cash was used to make payments on obligations under our notes payable and capital leases.

    We have an accumulated deficit of approximately $16,315,000 through September 30, 2007. As a result of our deficit and cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2006 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

CONTRACTUAL OBLIGATIONS

    As of September 30, 2007, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

    3. To approve an amendment to the Company's Certificate of Incorporation to authorize the issuance of serial preferred stock, with authority vested in the Board of Directors of the Company to prescribe the classes, series and number of each class or series of the preferred stock of the Company and the voting powers, designations, preferences limitations, restrictions and relative rights of each class or series of the preferred stock of the Company;

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


                                         NATIONAL DATACOMPUTER, INC.


November 14, 2007                        /s/ William B. Berens
                                         ------------------------------
                                         William B. Berens
                                         President and Chief Executive Officer
                                         (principal executive officer)

November 14, 2007                        /s/ Bruna Bucacci
                                         ------------------------------
                                         Bruna Bucacci
                                         Chief Accounting Officer (principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                TITLE


31.1    Certification of the Chief Executive Officer.

31.2    Certification of the Chief Accounting Officer.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.