Form 10KSB
period 2007-12-31
NATIONAL DATACOMPUTER INC
filed 2008-03-28
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______


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

The registrant had revenues of approximately $1.8 million during the fiscal year ended December 31, 2007. As of March 26, 2008, 35,742,438 shares of the registrant's common stock, $0.001 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $70,768 based on the closing price of $0.01 per share as reported by the OTC Bulletin Board.

Transitional Small Business Disclosure Format:  Yes |_| No |X|


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement to be delivered to the Company's stockholders in connection with the Company's 2008 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 29, 2008, are incorporated by reference in
Part III (Items 9, 10, 11, 12 and 14) of this Form 10-KSB.
================================================================================

                                TABLE OF CONTENTS


PART I                                                                     PAGE

     Item 1.      Description of Business                                    2
     Item 1A.     Risk Factors                                               8
     Item 2.      Description of Property                                   14
     Item 3.      Legal Proceedings                                         14
     Item 4.      Submission of Matters to a Vote of Security Holders       14

PART II

     Item 5.      Market for Common Equity, Related
                  Stockholder Matters and Small Business Issuer
                  Purchases of Equity Securities                            15
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       16
     Item 7.      Financial Statements                                      24
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       24
     Item 8A.     Controls and Procedures                                   24
     Item 8B.     Other Information                                         25

PART III

     Item 9.      Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With Section 16(a)
                  of the Exchange Act                                       25
     Item 10.     Executive Compensation                                    29
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                29
     Item 12.     Certain Relationships and Related Transactions            29
     Item 13.     Exhibits                                                  29
     Item 14.     Principal Accountant Fees and Services                    31
     Item 15.     Signatures                                                32

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-KSB titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Business," contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission ("SEC") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

     o    adverse economic conditions;

     o inability to raise sufficient additional capital to operate our business, if necessary;

     o unexpected costs, lower than expected sales and revenues, and operating defects;

     o    adverse results of any legal proceedings;

     o    the volatility of our operating results and financial condition;

     o inability to attract or retain qualified senior management personnel, including sales and marketing, and engineering personnel; and

     o    other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words "may," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "could," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure our stockholders or potential investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See "Risk Factors" for a more detailed discussion of uncertainties and risks that may have an impact on future results.

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

     Although customers can still buy our Datacomputers running our original RouteRider software, we have now channeled all of our experience into a new portable and highly parameterized Route Accounting solution designed to run on the very latest industry standard Microsoft(TM) operating systems and architectures which we believe increases our market potential by running on industry preferred operating systems and handheld devices.

     During the fiscal year ended December 31, 2006, we sold our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

     Our goal continues to be a leading supplier in the route accounting system markets and in selected other market sectors which we may identify in the future. The key elements of this strategy include: (i) listening to our customers and prospects and then designing and building solutions that resolve their inventory and supply chain product problems; (ii) continuously updating our software solutions to remain current with customers' needs as well as existing technology; and (iii) hiring people with industry experience.

PRODUCTS

     We implement software solutions, such as our Microsoft(TM) DOS(R)-based RouteRider product and the Microsoft(TM) Pocket PC(R)-based RouteRider LE product, for companies that need the latest technology to manage and improve their business operations to account for inventory in route based deliveries. Our Route Accounting solution functions as a combined point of sale and a rolling warehouse management system with all the technical and audit functionality needed for today's working environments.

     In June 2004 we signed a distribution partnership with Micronet, LTD, giving us rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico. Since that time we have worked with Micronet to modify this software so that it conforms to the North American market. We plan to expand our sales team in order to seek to increase revenues and boost productive partnerships with software and hardware partners. In addition we also plan to design and develop ancillary application software to go along with the existing Direct Store Delivery ("DSD") software. Our goal in undertaking these projects is to:

     o    Expand the market into non DSD sales;

     o    Increase our margins;

     o    Increase our competitive capabilities; and

     o Improve our overall position as a preferred vendor for these products and services.

     Products meeting these needs provide concurrent order taking, product delivery, signature capture, inventory tracking, and asset control. Salespeople enter customer orders in handheld computers and use portable printers to generate invoices that are left with the customers' orders at their locations. At the end of a route delivery day, information stored in the handheld computer is transferred to the host information system and instructional and control information for the next day's delivery routes is transferred back to the handheld computer.

     OUR TAILORED SOFTWARE SOLUTIONS

1. ROUTERIDER(R) LE

     We are a recognized leader in technology in DSD or Route Accounting software. We have accumulated over 18 years of experience by developing an installed base of well over 100 clients. We believe that our experience and industry knowledge are a competitive advantage as we seek to attain revenue growth. Also, our distribution agreement with Micronet LTD, enables us to target major food and beverage distributors, as well as distributors in other markets, by providing them with an efficient solution which reduces costs, increases sales, tracks operations more accurately, and enhances customer service.

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

     RouteRider LE runs on standard Microsoft(TM) Windows(R) operating systems. RouteRider LE software includes a communications server that mediates between a back office system and the handheld computers. The server implements a unique development that greatly increases communication data rates. The software is designed to include all of the functions that a sales person might perform during his or her work.

     RouteRider LE contains detailed information on customers, products, prices and promotions. Historical information, down to the line item detail, can also be supplied. Surveys, voice messages, notes, graphics, e-mails, business intelligence, accounts receivable and other information are designed to improve the efficiency of the sales person on a daily basis.

     RouteRider LE is a portable and highly parameterized Route Accounting solution, which is designed to run on industry standard operating systems (e.g. Microsoft's PocketPC 2002, PocketPC 2003 and soon WindowsMobile 2005), databases and utilizes cellular, Wi-Fi, and Bluetooth communications protocols.

2. ROUTERIDER(R)

     Our Datacomputers can be equipped with our Microsoft(TM) DOS-based version of RouteRider(R) software, which is designed to be a powerful but easy-to-use route service system that can be customized for customers based on how they run their businesses. RouteRider-equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem or cellular phone.

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

     Approximately 52% of our 2007 total revenue was attributed to service and support sales.

     KEY CUSTOMERS

     During 2007, four customers accounted for approximately 68% of our total revenues. The majority of our customers place orders with us on an "as needed basis"; however there are times when a customer will place an order for delivery over a twelve month period.

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

     EMPLOYEES

     As of December 31, 2007, we had 9 full-time and 1 part-time employees. Of these employees, three were engaged in sales and marketing, four in service and customer support, and three in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.


                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We will need to generate more revenues than we did in 2007in order to become profitable and sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. Although we believe that many of the cost savings and other activities we undertook last year, together with our expected levels of revenues for this year, will allow us to generate cash flow from operations, we may not achieve profitability this year or be able to sustain profitability in future years. Failure to achieve and maintain profitability will likely adversely affect the price of our Common Stock.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

     Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities and from the sale of a product line in 2007. In order to continue to fund the development of our business, we may need to raise additional capital, through the sale of securities. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants and a security interest in all or substantially all of our assets.

IF WE ARE UNABLE TO GENERATE ADEQUATE WORKING CAPITAL FROM OPERATIONS OR RAISE ADDITIONAL CAPITAL THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

     The independent registered public accounting firm's report on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph about our ability to continue as a going concern. Although we have been able to reduce our operating expenses by 16% in 2007, as compared to 2006, we still have incurred an accumulated deficit of approximately $16.4 million through December 31, 2007. As of December 31, 2007, we had approximately $257,000 in cash and negative working capital of $941,100. The 2007 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from equity transactions during 2007, we have a current ratio of 0.56, which, while an improvement from our current ratio of 0.30 at December 31, 2006, is still significantly less than 1.00, which is generally considered to place a company at higher financial risk. In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

WE HAVE ONLY A SMALL NUMBER OF CUSTOMERS IN FINITE FIELDS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     Approximately 52% of our 2007 total revenue was attributed to service and support sales. During 2007, one customer who has been one of our top customers since 1990 accounted for approximately 17% of our total revenues. Additionally, in 2007 our top four customers collectively accounted for 68% of our total revenues.

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

COMPETITION IN THE HANDHELD COMPUTERIZED ROUTE ACCOUNTING INVENTORY SOLUTIONS INDUSTRIES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     The computerized route accounting industries are highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our products. In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete.

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

AS A PUBLIC COMPANY, WE NEED TO COMPLY WITH THE REPORTING OBLIGATIONS OF THE SECURITES EXCHANGE ACT OF 1934 AND SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE FAIL TO COMPLY WITH THE REPORTING OBLIGATIONS OF THE EXCHANGE ACT AND SECTION 404 OF THE SARBANES-OXLEY ACT, OR IF WE FAIL TO MAINTAIN ADEQUATE INTERNAL CONTROLS OVER FINANCIAL REPORTING, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AND INVESTORS' CONFIDENCE IN US, COULD BE MATERIALLY AND ADVERSELY AFFECTED.

     As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. We may identify areas requiring improvement with respect to our internal control over financial reporting, and we may be required to design enhanced processes and controls to address issues identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.


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

     As of March 30, 2008, Anthony Stafford and his four children beneficially own an aggregate of 20,226,157 shares of our common stock, or 56.59%, and thus a majority, of all outstanding shares of our common stock. Mr. Stafford has sole voting authority over all of such shares and will thus be able to determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as the sale of our company. Mr. Stafford is also a member of our Board of Directors.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock trades on the OTC Bulletin Board ("OTC") under the symbol IDCP. On March 26, 2008, the last traded price for our common stock as reported by OTC was $0.01 per share.

     For the periods indicated below, the table sets forth the range of high and low last sale prices for our Common Stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual retail transactions.

                                                         HIGH        LOW
                                                         ----        ---
                                      2006

     First Quarter                                      $ 0.10     $ 0.09
     Second Quarter                                       0.09       0.03
     Third Quarter                                        0.04       0.03
     Fourth Quarter                                       0.08       0.02
                                      2007

     First Quarter                                      $ 0.05     $ 0.04
     Second Quarter                                       0.05       0.03
     Third Quarter                                        0.03       0.02
     Fourth Quarter                                       0.04       0.02

     As of March 26, 2008, there were approximately 2,287 stockholders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Our total revenues from continuing operations for the fiscal year ended December 31, 2007, were $1,761,151 as compared to $2,045,452 for the fiscal year ended December 31, 2006, a decrease of 14%. Net loss from continuing operations for 2007 was $520,377, or $(0.02) per share, as compared to a loss of $153,431 or $(0.01) per share for 2006.

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

     One of these investors, Anthony Stafford, including his four children, invested $400,000 for the purchase of shares of our common stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the $600,000 (including Mr. Stafford's $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors, upon a majority approval from our stockholders, agreed to make such an investment and therefore purchased an aggregate of 7,079,155 shares of our common stock on the same terms on which Mr. Stafford purchased his shares.

     As a result of the transactions, we redeemed and retired the prior outstanding preferred stock, with a stated liquidation preference of $3,805,721 and we sold our audit business line, which constituted less than a majority of our revenues in 2006, to AST. In January 2007, we received $350,000 of working capital from the new investors. We believe this transaction was beneficial to us, as it provides us the ability to better focus on our other core line, our Route Accounting business. The sale of the audit business has been accounted as a discontinued operation in accordance with SFAS No. 144. In 2006, we recorded a loss of $7,977 from the sale of our audit business, and income of $134,115 from discontinued operations.

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

     REVENUE RECOGNITION.
     --------------------

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

     The Company accounts for its share-based compensation under the provisions of SFAS 123R. For the year ended December 31, 2007, share-based compensation expense amounted to $3,630. There was no share-based compensation expense recorded for the year ended December 31, 2006.

     CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS.
     ----------------------------------------------------

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

     The Company capitalized $1,674 of software costs during 2007. Amortization of capitalized software costs was $8,000 and $5,336 for the years ended December 31, 2007 and 2006, respectively.

     ACCOUNTING FOR INCOME TAXES.
     ----------------------------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation of FIN 48 had no effect on the Company's financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at December 31, 2007.

     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service or by any states in connection with income taxes. The tax returns for the years 2004 through 2007, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

     We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets that have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred through 2007 and uncertainty as to the extent and timing of profitability in future periods, we maintain a full valuation allowance of $3,206,000 as of December 31, 2007. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

     Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized in a single year.

     The recapitalization of the Company in March 2007 will qualify as a significant change of ownership, as defined in Section 382. Therefore, the ability of the Company to fully utilize its NOL carryforwards in future periods will be limited. At this time, the amount of the NOL limitation is unknown since the Company has not completed their Section 382 study.

RESULTS OF OPERATIONS

     Since divesting ourselves from our audit business, we have been able to better concentrate our efforts to our Route Accounting solution. Although a challenging year in many respects, we have had some very positive developments. The hand-held route solution, interfacing with the J.D. Edwards system, we delivered in 2006 to an internationally recognized company in the food services industry has been successful and the company has continued to deploy additional routes in Europe. During the last quarter of 2007, we contracted to deliver a comprehensive RRLE Direct Store Delivery solution to a major national bakery, and also to a major bottling company. The combined orders have a value of approximately $2,000,000 with delivery scheduled in 2008.

     On December 1, 2006, we sold our audit business in exchange for our preferred stock. The elimination of the outstanding shares of our preferred stock is beneficial to our current stockholders because it results in no other stockholders having a liquidation preference over the holders of our common stock as well as the cessation of our obligation to issue cash or common stock as interest payments with regards to the preferred stock. We recorded a net loss of $7,977 on the sale of our audit business. This business has been reported as a discontinued operation in accordance with SFAS No. 144,"ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," and all periods presented have been restated accordingly to reflect these operations as discontinued. Revenue of the audit business for 2006 was approximately $951,000. Income from discontinued operations for 2006 was approximately $134,000.

     The following discussion and analysis of results of operation focuses on continuing operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

      For the year ended December 31, 2007, we reported a loss from continuing operations of $520,377 compared to a loss of $153,431 for the comparable prior year. The increased net loss was a direct result of lower service revenues combined with higher material costs.

     REVENUE

     Our total revenue for the year ended December 31, 2007 decreased 14% to $1,761,151 compared to $2,045,452 for the comparable prior year.

     Product revenues for the year ended December 31, 2007 increased 4% to $839,451 compared to $804,521 for the prior year.

     Service revenues for the year ended December 31, 2007 decreased 26% to $921,700 compared to $1,240,931 for the prior year. This decrease is a direct result of lower billings of our professional services due to the completion of a major customer solution in 2006.

     Our gross profit was $531,090 or 30% of revenues for the year ended December 31, 2007, compared to $1,121,353, or 55% of revenues from the prior year. The lower margin is a direct result of lower service revenues combined with higher material costs.

     OPERATING EXPENSES

     Total operating expenses of $1,068,857 decreased 16% for the year ended December 31, 2007 from $1,274,851 for the comparable prior year.

     We incurred no expenses for research and development for the year ended December 31, 2007, as compared to $75,596 for the prior year. This is due to the fact that at the present time we have temporarily suspended our research and development activities in light of the recent addition of our new generation software product, RouteRider LE ("RRLE").

     Selling and marketing expenses for the year ended December 31, 2007 were $298,156 compared to $296,292 for the prior year, an increase of 1%. The increase is due to higher expenses incurred to elevate the company's Web presence in order to support marketing of our flagship RouteRider LETM DSD solution in the office coffee service market, and continue penetrating the beverage distribution, bakery, snacks, and dairy markets. The increase was offset by lower commission and occupancy expenses.

     General and administrative expenses for the year ended December 31, 2007 were $770,701 compared to $902,963 for the prior year, a decrease of 15%. The decrease is a result of reduced legal and directors' fees.

     LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $111,263 and generated cash of $7,317 from operating activities from continuing operations for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, our principal operating cash requirement was used to fund our loss from operations along with an increase in deferred hardware and software costs and prepaid expenses, offset by an increase in accounts payable and deferred revenues. For the year ended December 31, 2006, our principal operating cash for continuing operations was generated by an increase in accounts payable and accrued expenses along with a decrease in accounts receivable offset by a decrease in customer deposits and the loss from continuing operations.

     We used cash of $16,861 and $28,437 for investing activities from continuing operations for the years ended December 31, 2007 and 2006, respectively. The cash was used for the purchase of capital equipment. As of December 31, 2007, we had no material commitments for capital expenditures.

     We generated cash of $222,360 and used cash of $65,437 for financing activities from continuing operations for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, we raised capital, net of expenses in the amount of $262,165 and made payments on obligations under our notes payable and capital leases. For the year ended December 31, 2006, the cash was used to make payments on obligations under our notes payable and capital leases.

     We have an accumulated deficit of approximately $16,437,000 through December 31, 2007. As a result of this deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock). During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG ("CapitalBank"). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

     At December 31, 2007, we had current assets of $1,187,518 and current liabilities of $2,128,614, reflecting a current ratio of 0.56. At December 31, 2006, we had current assets of $295,617 and current liabilities of $973,744, reflecting a current ratio of 0.30. Although our current ratio has improved, we continue to have a current ratio of less than 1.00, which is generally considered to place a company at higher financial risk.

     At December 31, 2007, approximately 31% of our accounts payable was comprised of amounts due for services to our Directors and legal firm. Although no formal payment plans have been established, we plan on making monthly payment based on our availability of cash until such time as these amounts are paid in full.

     We are exploring all opportunities to improve our financial condition by aggressively pursuing potential revenues. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2008. There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.

     We maintain adequate levels of inventory and have not experienced any interruption of supplies or services from vendors.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     We lease our office facilities under an operating lease expiring September 30, 2008. The lease contains an option for renewal and requires the payment of taxes and other operating costs. Total rent expense under this operating lease was $153,996 and $140,343 for the years ended December 31, 2007 and 2006, respectively.

     We also lease certain equipment under capital leases expiring at various dates through 2009.

     Minimum future lease commitments under operating and capital leases at December 31, 2007 are as follows:

                                            Year ending
                                            December 31,   Operating    Capital
                                            ------------   ---------    -------
                                                2008        $124,740   $ 26,110
                                                2009            --       24,027
                                                2010            --        7,038
                                                            --------   --------
     Total minimum lease payments                           $124,740     57,175
                                                            ========
     Less: amount representing interest                                  10,402
                                                                       --------
     Present value of minimum lease payments                             46,773
     Less: Current obligations                                           19,093
                                                                       --------
     Obligations under capital leases, net of current portion          $ 27,680
                                                                       ========

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will have any material impact on its financial position, cash flows, or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for the Company for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

     In December 2007, the SEC issued SAB No. 110. SAB 110 allows for the continued use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123 (revised 2004). Originally the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will evaluate the use of the simplified method for determining the value of options granted after December 31, 2007.

ITEM 7. FINANCIAL STATEMENTS.

     See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based upon that evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal year, our current disclosure controls and procedures were not effective, because of the material weaknesses in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address these weaknesses as described below. With the exception of such weaknesses, however, the Chief Executive Officer and principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     b) MATERIAL WEAKNESSES AND CHANGES IN INTERNAL CONTROLS. During the audit of our financial statements for the year ended December 31, 2007, our independent registered public accounting firm identified material weaknesses regarding our internal controls due to our finance group inability to perform the testing of internal controls on financial reporting, the lack of segregation of duties within the finance and accounting staff. A factor for these internal control deficiencies is the small size of the company, our limited accounting staff and our lack of resources to hire additional staff. In addition, there is an inability of the accounting staff to handle complex accounting issues. A mitigating factor for this material weakness is the active participation of the Audit Committee. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements. These material weaknesses continue to exist as of March 31, 2008, and our financial condition is currently preventing us from soliciting the services of an outside consulting firm to assist in the review of our accounting systems and transactions. Management is nonetheless continuing to monitor and assess the controls to ensure continued compliance.

     c) Except for the changes in controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     d) Because the market value of the Company's common equity was less than $50 million as of the last day of the Company's fiscal year, the Company is not required to comply with Sarbanes-Oxley

Section 404 requirements relating to an audit of its internal controls for the fiscal year ended December 31, 2007. As such, no audit of internal controls was conducted for the fiscal year ended December 31, 2007, by our independent registered public accounting firm and, therefore, no opinion has been rendered.

ITEM 8B. OTHER INFORMATION.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     On March 30, 2007, our Board of Directors elected two new members, Anthony Stafford and William Berens. On February 12, 2008 and March 21, 2008, each of William Smart and John Ward retired as Directors and became Directors Emeriti. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of our Board of Directors. The following table sets forth the year each of our current directors was elected to our Board of Directors and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see
Item 11 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Mr. Smart resigned as Director and was named as Director Emeritus on February 12, 2008.

                                     YEAR
                                 FIRST BECAME
NAME                    AGE        DIRECTOR        POSITION
----                    ---        --------        --------

Anthony Stafford        66          2007           Chairman of the Board

William B. Berens       54          2007           Director, President and Chief
                                                   Executive Officer

John H. MacKinnon       67          2004           Director


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

     WILLIAM B. BERENS has served as our President and Chief Executive Officer since March 2006 and was elected as a director on March 30, 2007. Mr. Berens joined us on May 2003 as a consultant and then on March 1, 2004 became our Vice President of Sales and Marketing. Prior to joining us, Mr. Berens served as business consultant to high-tech companies. He was Vice President of business development for Tower Technology from 2001 to 2002, and for Interleaf (later acquired by BroadVision) from 1998 to 2000. Mr. Berens has spent the past 25 years in the information processing industry in a variety of positions and industries. From 1978 to 1991 Mr. Berens served in various management capacities with Wang Laboratories, with his largest responsibility managing over 200 people and $60M in revenue. In 1991, he became Director of Business Systems for Siemens Nixdorf Information Systems, and was responsible for image and data entry sales in the U.S. market. In 1996 he joined DSA - Software as Vice President of Sales, but quickly became President of the warehouse management systems company. Mr. Berens graduated from Boston College in 1976 with a BS in Computer Science and Economics.

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

     Our Board of Directors has determined that each of our directors, other than William B. Berens, are "independent directors" in accordance with the rules of The NASDAQ Stock Market, Inc.

AUDIT COMMITTEE

     The Audit Committee of our Board of Directors consists of one member, John
H. MacKinnon (Chairman), who joined the committee upon his election to the Board on March 1, 2004. As a member of the Audit Committee, Mr. MacKinnon satisfies the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Mr. MacKinnon is an "audit committee financial expert," as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.

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

     The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is governed by an audit committee charter, adopted by the Board of Directors during 2007.

     The Audit Committee has met with the Company's independent registered public accountants, Carlin, Charron & Rosen, LLP, to discuss the results of its audit, the adequacy of the Company's internal and external accounting controls, and the integrity of the Company's financial reporting. The Audit Committee met five times in 2007.


     AUDIT COMMITTEE REPORT

     This Audit Committee Report reviews actions taken with respect to the Company's financial statements for the year ended December 31, 2007.

     The Company's management is responsible for the preparation, presentation and integrity of the Company's financial statements and the reporting process, including the system of internal and external controls. Carlin, Charron & Rosen, LLP, the Company's independent registered public accounting firm, is responsible for auditing the Company's financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2007, the Audit Committee took the following actions:

     o Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2007, with management and Carlin, Charron & Rosen, LLP;

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

     Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, the audited financial statements for the year ended December 31, 2007 being included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 to be filed with the Securities and Exchange Commission.

                                                             The Audit Committee
                                                     John H. MacKinnon, Chairman


NOMINATING, COMPENSATION AND GOVERNANCE COMMITTEE

     The Nominating, Compensation and Governance Committee of the Board of Directors consists of two members, Anthony Stafford (Chairman) and John H. MacKinnon The committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures, including determination of the compensation for our Chief Executive Officer. The committee also makes recommendations to the full Board as to the size and composition of the Board and makes recommendations as to particular nominees. The committee considers nominations for our Board in accordance with our Restated By-Laws, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB. The Committee also reviews and makes recommendations to the full Board concerning corporate governance matters. The members of the Nominating, Compensation and Governance Committee qualify as independent under the definition promulgated by the NASDAQ Stock Market.

EXECUTIVE OFFICERS

     Our executive officers, their ages and positions with the Company are as follows:

NAME                      AGE        POSITION
----                      ---        --------

William B. Berens         54         President and Chief Executive Officer

Bruna A. Bucacci          54         Chief Accounting Officer and Director of
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

     To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2007, except that an Initial Statement of Beneficial Ownership of Securities on Form 3 for Bruna A. Bucacci, who became an executive officer on November 18, 2005, was filed late; and Statement of Changes of Beneficial Ownership of Securities on Form 4 for our officers John P. Ward, William B. Berens and Bruna A. Bucacci and for our directors John H. MacKinnon and Bill Smart for stock grants on December 29, 2005 were not filed.

ITEM 10. EXECUTIVE COMPENSATION

     The Company will furnish to the SEC a definitive proxy statement no later than 120 days after the close of the fiscal year ended December 31, 2007 (the "Proxy Statement"). Certain information required by this item is incorporated herein by reference to the Proxy Statement under the caption "Executive Compensation".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the Proxy Statement under the caption "Certain Relationships and Related Transactions".

ITEM 13. EXHIBITS.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                         PAGE
                                                                         ----

Report of Independent Registered Public Accounting Firm                   33

Balance Sheets as of December 31, 2007 and 2006                           34

Statements of Operations for the years ended
   December 31, 2007 and 2006                                             35

Statement of Stockholders' Deficit for the years
   ended December 31, 2007 and 2006                                       36

Statements of Cash Flows for the years ended
   December 31, 2007 and 2006                                             37

Notes to Financial Statements                                             38

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the Proxy Statement under the caption "Information Regarding the Company's Independent Registered Public Accounting Firm".

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NATIONAL DATACOMPUTER, INC.


Date: March 28, 2008                   By: /s/ William B. Berens
                                           -----------------------------
                                           William B. Berens
                                           President and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                          Capacity                            Date
----                          --------                            ----

/s/ Anthony Stafford          Chairman of the Board               March 28, 2008
-----------------------
Anthony Stafford


/s/ William B. Berens         President and Chief Executive       March 28, 2008
-----------------------       Officer (principal executive
William B. Berens             officer and director)


/s/ Bruna A. Bucacci          Chief Accounting Officer            March 28, 2008
-----------------------       (principal financial and
Bruna A. Bucacci              accounting officer)


/s/ John H. MacKinnon         Director                            March 28, 2008
-----------------------
John H. MacKinnon

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheets of National Datacomputer, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders'deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has recurring operating losses and has incurred an accumulated deficit of approximately $16.4 million at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen LLP
Westborough, Massachusetts
March 28, 2008

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                            December 31,    December 31,
                                                                2007            2006
                                                            ------------    ------------
Assets
Current Assets:
     Cash                                                   $    257,019    $    162,783
     Accounts receivable, net of allowance for doubtful
       accounts of $3,000 at December 31, 2007 and 2006           76,158          98,985
     Inventories, net                                              2,401          10,000
     Deferred hardware and software costs                        799,623          15,064
     Prepaid expenses                                             52,317           8,785
                                                            ------------    ------------
       Total current assets                                    1,187,518         295,617
Prepaid Expenses                                                  19,811            --
Property and equipment, net                                       56,826          22,539
Capitalized software development costs, net                        9,289          15,615
                                                            ------------    ------------
       Total Assets                                         $  1,273,444    $    333,771
                                                            ============    ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Current obligations under capital lease                $     19,093    $      3,844
     Note payable, current portion                                18,125          27,775
     Accounts payable                                          1,422,629         460,691
     Customer deposits                                             9,964          24,911
     Accrued payroll and related taxes                            52,535          52,023
     Other accrued expenses                                       98,210         155,587
     Deferred revenues                                           508,058         248,913
                                                            ------------    ------------
       Total current liabilities                               2,128,614         973,744
Note payable, net of current portion                                --            18,125
Obligations under capital lease, net of current portion           27,680           6,420
                                                            ------------    ------------
       Total Liabilities                                       2,156,294         998,289
                                                            ------------    ------------

Convertible Preferred Stock (Note 14)                               --              --

Commitments and contingencies (Note 15)

Stockholders' Deficit:
     Preferred stock, $0.001 par value; 50,000 shares
       authorized; no shares issued or outstanding                  --              --

     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 35,742,438 and 26,640,866 shares
       issued and outstanding at December 31, 2007 and
       2006, respectively                                         35,742          26,641

     Capital in excess of par value                           15,518,308      15,225,364
     Accumulated deficit                                     (16,436,900)    (15,916,523)
                                                            ------------    ------------
       Total Stockholders' Deficit                              (882,850)       (664,518)
                                                            ------------    ------------
       Total Liabilities and Stockholders' Deficit          $  1,273,444    $    333,771
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------

                                                                     Years Ended
                                                            ----------------------------
                                                            December 31,    December 31,
                                                                2007            2006
                                                            ------------    ------------
Revenues:
    Product                                                 $    839,451    $    804,521
    Services                                                     921,700       1,240,931
                                                            ------------    ------------
         Total Revenues                                        1,761,151       2,045,452

Cost of revenues                                               1,230,061         924,099
                                                            ------------    ------------

         Gross Profit                                            531,090       1,121,353
                                                            ------------    ------------

Operating expenses:
    Research and development                                        --            75,596
    Selling and marketing                                        298,156         296,292
    General and administrative                                   770,701         902,963
                                                            ------------    ------------
                                                               1,068,857       1,274,851
                                                            ------------    ------------
Loss from operations                                            (537,767)       (153,498)

Other income (expense):
    Interest income                                                6,574           1,958
    Gain on currency exchange                                     21,770           6,747
    Interest expense                                             (10,954)         (8,638)
                                                            ------------    ------------
Loss from continuing operations                                 (520,377)       (153,431)

    Income from discontinued operations (Note 3)                    --           134,115
    Loss on sale of discontinued operations                         --            (7,977)
                                                            ------------    ------------
Net loss                                                    $   (520,377)   $    (27,293)
                                                            ============    ============

Calculation of net loss per common share:

Net loss                                                    $   (520,377)   $    (27,293)
Preferred stock preferences                                         --          (244,750)
                                                            ------------    ------------
Net loss attributable to common stockholders                $   (520,377)   $   (272,043)
                                                            ============    ============
Basic and diluted net loss per share attributable to
    common stockholders:
    Loss from continuing operations                         $      (0.02)   $      (0.01)
    Income from discontinued operations                             --              0.01
    Preferred stock preferences                                     --             (0.01)
                                                            ------------    ------------
    Net loss attributable to common stockholders            $      (0.02)   $      (0.01)
                                                            ============    ============

Weighted average shares                                       33,457,937      25,141,373
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock
                                            ---------------------------                   Capital in                      Total
                                                              Par          Preferred        excess      Accumulated    stockholders'
                                               Shares         value          Stock       of par value     deficit        deficit
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2006                    22,586,681   $     22,587           --     $ 14,517,418   ($19,183,201)  ($ 4,643,196)

Net loss                                            --             --             --             --          (27,293)       (27,293)

Reclassification of Convertible
   Preferred Stock                                  --             --        3,538,721        467,250           --        4,005,971

Interest on preferred stock (Note 14)               --             --             --          244,750       (244,750)          --

Issuance of common stock
   in satisfaction of accrued interest         4,054,185          4,054           --           (4,054)          --             --

Retirement of Preferred Stock                       --             --       (3,538,721)          --        3,538,721           --

                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2006                  26,640,866         26,641           --       15,225,364    (15,916,523)      (664,518)

Net loss                                            --             --             --             --         (520,377)      (520,377)

Issuance of stock in satisfaction
   of accrued interest                         8,037,336          8,037           --           (8,037)          --             --

Additional capital raised, net
   of costs of $87,835 (Note 1)                     --             --             --          262,165           --          262,165

Issuance of stock in
   satisfaction of accrued compensation          564,236            564           --           20,686           --           21,250

Issuance of stock in
   satisfaction of deferred compensation         500,000            500           --           14,500           --           15,000

Stock based compensation related to
   options granted                                  --             --             --            3,630           --            3,630

                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2007                  35,742,438   $     35,742   $       --     $ 15,518,308   ($16,436,900)  ($   882,850)
                                            ============   ============   ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------

                                                                                 Years Ended
                                                                        ----------------------------

                                                                        December 31,    December 31,
                                                                            2007            2006
                                                                         ----------      ----------
OPERATING ACTIVITIES:
     Net loss                                                            $ (520,377)     $  (27,293)
     Less: Income from discontinued operations                                 --          (134,115)
     Plus: loss on sale of discontinued operations                             --             7,977
                                                                         ----------      ----------
     Loss from continuing operations                                       (520,377)       (153,431)
        Adjustments to reconcile net loss to net
           cash provided by (used for) operating activities:
           Interest on loan                                                    --             2,033
           Depreciation and amortization                                     37,439          31,155
           Stock based compensation related to options granted                3,630            --
           Changes in assets and liabilities:
              Decrease in accounts receivable                                22,827          28,600
              Decrease (increase) in inventories                              7,599         (10,000)
              Increase in deferred hardware and software costs             (784,559)        (15,064)
              (Increase) decrease in other prepaid expenses                 (63,343)         13,724
              Increase in accounts payable                                  884,399         146,100
              (Decrease) in customer deposits                               (14,947)       (118,120)
              (Decrease) increase in accrued expenses                        56,924          75,609
              Increase in deferred revenues                                 259,145           6,711
                                                                         ----------      ----------
     Net cash (used for) provided by continuing operations                 (111,263)          7,317
     Net cash provided by discontinued operations                              --           128,857
                                                                         ----------      ----------
     Net cash (used for) provided by operating activities                  (111,263)        136,174
                                                                         ----------      ----------

Cash flows from investing activities:
     Purchases of property and equipment                                    (15,187)        (17,152)
     Purchase of capitalized software                                        (1,674)        (11,285)
                                                                         ----------      ----------
     Net cash used for continuing operations                                (16,861)        (28,437)
     Net cash used for discontinued operations                                 --            (5,025)
                                                                         ----------      ----------
     Net cash used for investing activities - continuing operations         (16,861)        (33,462)
                                                                         ----------      ----------

Cash flows from financing activities:
     Net proceeds from additional capital raised                            262,165            --
     Principal payments on note payable                                     (27,775)        (62,707)
     Principal payments on obligations
           under capital lease                                              (12,030)         (2,730)
                                                                         ----------      ----------

     Net cash provided by (used for) financing activities -
       continuing operations                                                222,360         (65,437)
                                                                         ----------      ----------

Net increase in cash                                                         94,236          37,275
Cash, beginning of year                                                     162,783         125,508
                                                                         ----------      ----------

Cash, end of year                                                        $  257,019      $  162,783
                                                                         ==========      ==========

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                              $   10,954      $    8,638
     Non-cash investing and financing activities:
           Accrued compensation paid with stock                          $   21,250      $     --
           Deferred compensation paid with stock                         $   15,000      $     --
           Acquisition of property and equipment under capital lease     $   48,539      $     --
           Accrued expenses converted to accounts payable                $   77,539      $     --
           Accounts payable converted to note payable                    $     --        $   52,574
           Accrued interest on preferred stock charged to
              accumulated deficit                                        $     --        $  244,750
           Issuance of common stock in satisfaction of
              accrued interest                                           $     --        $  400,500

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

     RECLASSIFICATIONS
     -----------------

     Certain accounts previously reported in the 2006 financial statements have been reclassified to facilitate comparability with the current year presentation. These reclassifications had no effect on 2006 net income as previously reported.

     REVENUE RECOGNITION.
     --------------------

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

     CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS.
     ----------------------------------------------------

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

     STOCK-BASED COMPENSATION
     ------------------------

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

     The Company accounts for its share-based compensation under the provisions of SFAS 123R. For the year ended December 31, 2007, share-based compensation expense amounted to $3,630, and was recorded in general and administrative expenses in the accompanying statement of operations. There was no share-based compensation expense recorded for the year ended December 31, 2006.

     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend rate. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the year ended December 31, 2007. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The weighted average grant date fair value of options granted was $0.03 for the year ended December 31, 2007. There were no options granted for the year ended December 31, 2006. The following assumptions were used to estimate the fair market value of options granted using the Black-Scholes evaluation method:


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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

     Revenues and income for the audit business for the calendar year 2006 were as follow:

     Total Sales                     $951,099

     Income                           134,115

4. LIQUIDITY AND MANAGEMENT PLANS

     We have an accumulated deficit of approximately $16,437,000 through December 31, 2007. As a result of this deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company's ability to

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

continue as a going concern. We have taken numerous steps to address this situation. In November 2006, in an effort to focus solely on our route accounting business, we sold our audit business line to AST in exchange for our Preferred Stock. In January 2007, a group of investors made a cash investment of $600,000, of which they used $250,000 to purchase 30,339,236 shares of our common stock together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) held by CapitalBank and provided us $350,000 to be used as working capital.

     We have re-aligned our spending from administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. We are exploring all opportunities to improve our financial condition by aggressively pursuing potential sales. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses, we will have sufficient cash to fund our operations through December 31, 2008. However, there are no assurances that these plans will be successful or sufficient.

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will have any material impact on its financial position, cash flows, or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for the Company for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

     In December 2007, the SEC issued SAB No. 110. SAB 110 allows for the continued use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

vanilla" share options in accordance with SFAS 123 (revised 2004). Originally the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will evaluate the use of the simplified method for determining the value of options granted after December 31, 2007.

6. INVENTORIES

     Inventories related to continuing operations consist of the following:

                                                 DECEMBER 31,   DECEMBER 31,
                                                     2007           2006
                                                 ------------   ------------
     Raw materials                                 $   --         $   --
     Work-in-process                                  2,401         10,000
                                                    633,491        535,316
     Finished goods                                    --              --
                                                    434,483        477,135
                                                   --------       --------
                                                   $  2,401       $ 10,000
                                                   ========       ========

7. PROPERTY AND EQUIPMENT, NET

     Property and equipment related to continuing operations consist of the following:

                                                  ESTIMATED
                                                 USEFUL LIVES   DECEMBER 31,   DECEMBER 31,
                                                  (IN YEARS)        2007           2006
                                                 ------------   ------------   ------------
     Production and engineering equipment            3-5         $ 277,795      $ 277,795
     Furniture, fixtures and office equipment         5            606,573        542,847
                                                   Life of
     Leasehold improvements                         Lease           39,564         39,564
                                                                 ---------      ---------
                                                                   923,932        860,206
                                                                 1,402,054      1,229,648

     Less - accumulated depreciation and amortization              867,106        837,667
                                                                 ---------      ---------
                                                                 $  56,826      $  22,539
                                                                 =========      =========

     Depreciation expense from continuing operations was $29,439 and $25,819 for the years ended December 31, 2007 and 2006, respectively

8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

     Capitalized software development costs related to continuing operations consist of the following:

                                        ESTIMATED
                                        ECONOMIC
                                          LIVES     DECEMBER 31,   DECEMBER 31,
                                       (IN YEARS)      2007           2006
                                       ----------   ------------   ------------
     Internally developed software         3          $   --         $   --
     Purchased software                    3            24,559         22,885
                                                      --------       --------
                                                      $ 24,559       $ 22,885

     Less - accumulated amortization                    15,270          7,270
                                                      --------       --------
                                                      $  9,289       $ 15,615
                                                      ========       ========

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     Amortization expense from continuing operations was $8,000 and $5,336 for the years ended December 31, 2007 and 2006, respectively.

9. NOTE PAYABLE

     On December 31 2001, the Company signed an unsecured promissory note payable to a vendor for a principal sum of $108,000 at an interest rate of 2% per annum. The note required the Company to make eighteen principal payments of $6,000 per month from January 2002 through June 2003. Upon default of payment, the remaining principal balance will become immediately due and payable without notice or demand. The Company was in default of this note at December 31, 2005; however, the event of default was waived by the holder, and payments recommenced in March 2006. The Company paid off the note by March 31, 2007.

     On April 1, 2006, the Company signed an agreement with its landlord for past due rent plus interest at 12% totaling $54,607. This amount is payable over the remaining 30 months of the lease. At December 31, 2007, the remaining note balance was $18,125.

10. INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation of FIN 48 had no effect on the Company's financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at December 31, 2007.

     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service or by any states in connection with income taxes. The tax returns for the years 2004 through 2007, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

     Deferred tax assets are comprised of the following:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2007            2006
                                                   ------------    ------------
       Net operating loss carryforwards            $  2,922,000    $  2,909,000
       Business tax credit carryforwards                  5,000           5,000
       Reserves and allowances                          338,000         338,000
       Depreciation and amortization                    (80,000)        (80,000)
       Accrued compensation                              21,000          64,000
                                                   ------------    ------------
       Gross deferred tax asset                       3,206,000       3,236,000
       Deferred tax asset valuation allowance        (3,206,000)     (3,236,000)
                                                   ------------    ------------
                                                   $       --      $       --
                                                   ============    ============

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

     The Company's effective tax rate differs from the statutory U.S. federal tax rate as follows:

                                                           YEAR ENDED

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2007            2006
                                                   ------------    ------------
       Statutory federal rate                           34.0%           34.0%
       Change in valuation allowance on
       deferred tax assets                             (34.0%)         (34.0%)
                                                      -------         -------
                                                         --              --
                                                      =======         =======

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

     At December 31, 2007, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $8,293,000, which expire in various years through 2027. The Company has state net operating loss carryforwards for tax purposes of approximately $1,702,000, which expire in various years through 2012.

     Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized in a single year.

     The recapitalization of the Company in March 2007 will qualify as a significant change of ownership, as defined in Section 382. Therefore, the ability of the Company to fully utilize its NOL carryforwards in future periods will be limited. At this time, the amount of the NOL limitation is unknown since the Company has not completed their Section 382 study.

11. STOCK OPTIONS

     The Company accounts for share-based payment arrangements under the provisions of SFAS 123R, SHARE BASED PAYMENT, which established accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

     For the year ended December 31, 2007, share-based compensation expense amounted to $3,630. There was no share-based compensation expense recorded during the year ended December 31, 2006.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

SHARE-BASED INCENTIVE PLANS
---------------------------

     On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of December 31, 2007, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

      On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. A maximum of 300,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 1998 Plan. As of December 31, 2007, there were options to purchase 20,000 shares of common stock outstanding and 280,000 shares available for grant under the 1998 Plan.

     On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan ("2007 Plan") which provides for the issuance of both inventive and non-qualified stock options to employees, directors and consultants. A maximum of 2,000,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. As of December 31, 2007, there were 1,125,000 options outstanding and 875,000 shares available for grant under the 2007 Plan.

     Upon approval of the 2007 Plan, our 1997 Plan and our 1998 Plan were terminated. All outstanding options under our 1997 and 1998 Plans will remain in effect, but no additional options may be granted.

     The following table sets forth the stock option transaction for the year ended December 31, 2007, as well as the average price and contractual life information about options outstanding and exercisable at December 31, 2007:

                                                              Weighted
                                                              average       Remaining       Aggregate
                                                 Number of    exercise    contractual       intrinsic
                                                  shares       price      life in years       value
                                                 ---------    --------    -------------     ---------
Outstanding at December 31, 2006                   220,000     $ 0.75          1.4            $  --
Granted                                          1,125,000       0.04         9.83
Exercised                                             --
Cancelled/forfeited                                   --
Outstanding at December 31, 2007                 1,345,000       0.15         8.53            $  --
Options vested or expected to vest at            1,007,500       0.19         7.92            $  --
December 31, 2007 (1)
Options exercisable at December 31, 2007           220,000     $ 0.75          .93            $  --

(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

12. EQUITY TRANSACTIONS

     Anthony Stafford, an investor who has joined our Board of Directors on March 30, 2007, is now a majority stockholder of our Company after investing $400,000 for the purchase of shares of our Common Stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

$600,000 (including Mr. Stafford's $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors agreed to make such an investment by purchasing an aggregate of 7,079,155 shares of our Common Stock (the "Management Shares") on the same terms on which Mr. Stafford purchased his shares.

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

13. COMMON STOCK

     On March 30, 2007, the Company issued 8,037,336 shares of Common Stock in satisfaction of accrued interest on Preferred Stock for the period beginning October 1, 2005 and ending November 29, 2006.

     On March 30, 2007, the Company issued 564,236 shares of Common Stock to the members of the Board of Directors as part of their 2006 compensation. The shares, accrued as an expense by the Company in 2006, had a per share fair value of $0.038 for a total of $21,250.

     On May 17, 2007, the Company issued 500,000 shares of Common Stock to one of its officers as partial payment for 2006 deferred compensation. The shares had a per share fair value of $0.03 for a total of $15,000.

14. CONVERTIBLE PREFERRED STOCK

     Until November 30, 2006, CapitalBank acted as investment agent and held shares of our capital stock in its name on behalf of a number of investors who purchased shares of our Preferred Stock in a series of transactions between 1996 and 1998. Holders of our Preferred Stock were entitled to, among other things, quarterly interest payments based on the value of the Preferred Stock as determined between the Company and the initial holders of the Preferred Stock. Such mandatory interest payments were

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

payable in cash or in shares of our common Stock. As the first shares of our Preferred Stock were issued in 1996, and as a result of the Company's poor operating performance, which resulted in, among other things, limited cash assets, we issued a substantial amount of shares of our Common Stock to CapitalBank as mandatory interest payments.

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

INTEREST:

     The Company did not incur any interest in the year ended December 31, 2007 due to the purchase and retirement of the Preferred Stock on November 30, 2006. Until such time, the Series B convertible preferred shareholders were entitled to receive interest equal to 8% per annum. Series C and Series D convertible preferred shareholders were entitled to receive interest equal to 6% per annum.

     During the year ended December 31, 2006, the Company incurred interest in the amount of $244,750 for Series B, Series C, and Series D convertible preferred stock, for which the Company recorded a charge to accumulated deficit. During 2006, we issued 4,054,185 shares of common stock in satisfaction of accrued interest for the last three quarter of 2004 and the first three quarters of 2005.

     As of December 31, 2006 the Company owed $311,500 or 8,037,336 shares of Common Stock in satisfaction of accrued interest for the period beginning October 1, 2005 and ending November 29, 2006. These shares were issued March 30, 2007.

15. COMMITMENTS

     The Company leases its office facilities under an operating lease expiring September 30, 2008. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expense under this operating lease was $153,996 and $140,343 for the years ended December 31, 2007 and 2006, respectively.

     The Company also leases certain equipment under capital leases expiring at various dates through the year 2010.

     Minimum future lease commitments under operating and capital leases at December 31, 2007 are as follows:

                                       Year ending
                                       December 31,    Operating     Capital
                                       ------------    ---------     -------
                                           2008        $ 124,740    $  26,110
                                           2009             --         24,027
                                           2010             --          7,038
                                                       ---------    ---------
     Total minimum lease payments                      $ 124,740       57,175
                                                       =========
     Less: amount representing interest                                10,402
                                                                    ---------
     Present value of minimum lease payments                           46,773
     Less: Current obligations                                         19,093
                                                                    ---------
     Obligations under capital leases, net of current portion       $  27,680
                                                                    =========

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

16. CONCENTRATION OF CREDIT RISK

     The Company sells its products to customers principally in the United States of America. During 2007, four customers accounted for approximately 68% of our total revenues.

     The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's expectations. Accounts receivable from one customer accounted for approximately 51% and 58% of total accounts receivable at December 31, 2007 and 2006, respectively. Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business

     The Company's total net revenues were generated by sales to customers in the following countries:

                                    Percentage of      Percentage of
                                    net revenues       net revenues
                                        2007               2006

              USA                        80%                90%
              Japan                      --%                 1%
              Europe                     20%                 9%

                       TOTAL            100%               100%