Form 10-Q
period 2008-03-31
NATIONAL DATACOMPUTER INC
filed 2008-05-14
CIK 812880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

(MARK ONE)

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended: March 31, 2008

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15885

--------------------------------------------------------------------------------
                           NATIONAL DATACOMPUTER, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
--------------------------------------------------------------------------------
            DELAWARE                                         04-2942832
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION #)

 900 MIDDLESEX TURNPIKE, BILLERICA, MA                         01821
(Address of principal executive offices)                     (Zip Code)

                                 (978) 663-7677
               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:


              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

               Large accelerated filer |_|   Accelerated filer |_|

    Non-accelerated filer |_| (Do not check if a smaller reporting company)

                         Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The number of shares of Common Stock outstanding at May 14, 2008 was 35,742,438.

================================================================================

                           NATIONAL DATACOMPUTER, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS:

    Balance Sheets as of March 31, 2008 and December 31, 2007..................3

    Statements of Operations for the three months ended
    March 31, 2008 and 2007....................................................4

    Statement of Stockholders' Deficit for the three months ended
    March 31, 2008.............................................................5

    Statements of Cash Flows for the three months ended
    March 31, 2008 and 2007....................................................6

    Notes to Financial Statements..............................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............17

ITEM 4.  CONTROLS AND PROCEDURES..............................................17

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19

ITEM 3.  Defaults upon Senior Securities......................................19

ITEM 4.  Submissions of Matters to a Vote of Security Holders.................19

ITEM 5.  Other Information....................................................19

ITEM 6.  Exhibits.............................................................19

SIGNATURES....................................................................20

EXHIBIT INDEX.................................................................21

                           NATIONAL DATACOMPUTER, INC.
                                 BALANCE SHEETS
================================================================================

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             2008              2007
                                                                                         ------------      ------------
                                                                                          (Unaudited)        (Audited)
Assets
Current Assets:
     Cash                                                                                $    220,844      $    257,019
     Accounts receivable, net of allowance for doubtful accounts of $3,000                    207,786            76,158
     Inventories, net                                                                             579             2,401
     Deferred hardware and software costs                                                   1,093,407           799,623
     Prepaid expenses                                                                         150,600            52,317
                                                                                         ------------      ------------
       Total current assets                                                                 1,673,216         1,187,518
Prepaid expenses                                                                              147,349            19,811
Property and equipment, net                                                                    61,384            56,826
Capitalized software development costs, net                                                     7,242             9,289
                                                                                         ------------      ------------
       Total Assets                                                                      $  1,889,191      $  1,273,444
                                                                                         ============      ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Current obligations under capital lease                                             $     20,627      $     19,093
     Note payable                                                                              12,263            18,125
     Accounts payable                                                                         705,636         1,422,629
     Customer deposits                                                                          9,964             9,964
     Accrued payroll and related taxes                                                         39,369            52,535
     Other accrued expenses                                                                    67,839            98,210
     Deferred revenues                                                                      1,962,478           508,058
                                                                                         ------------      ------------
       Total current liabilities                                                            2,818,176         2,128,614
Obligations under capital lease, net of current portion                                        19,682            27,680
                                                                                         ------------      ------------
       Total Liabilities                                                                    2,837,858         2,156,294
                                                                                         ------------      ------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value; 50,000 shares authorized;
       no shares issued or outstanding                                                           --                --

     Common stock, $0.001 par value; 50,000,000 shares authorized; 35,742,438 shares
       issued and outstanding at March 31, 2008 and December 31, 2007                          35,742            35,742

     Capital in excess of par value                                                        15,520,044        15,518,308
     Accumulated deficit                                                                  (16,504,453)      (16,436,900)
                                                                                         ------------      ------------
       Total Stockholders' Deficit                                                           (948,667)         (882,850)
                                                                                         ------------      ------------
       Total Liabilities and Stockholders' Deficit                                       $  1,889,191      $  1,273,444
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
================================================================================

                                                                                               THREE MONTHS ENDED
                                                                                         ------------------------------
                                                                                           MARCH 31,         MARCH 31,
                                                                                             2008              2007
                                                                                         ------------      ------------
Revenues:
    Product                                                                              $    139,271      $     66,728
    Services                                                                                  277,921           230,965
                                                                                         ------------      ------------
          Total Revenues                                                                      417,192           297,693

Cost of revenues                                                                              239,109           207,364
                                                                                         ------------      ------------

          Gross Profit                                                                        178,083            90,329
                                                                                         ------------      ------------

Operating expenses:
    Selling and marketing                                                                      59,070            84,548
    General and administrative                                                                188,334           255,980
                                                                                         ------------      ------------
                                                                                              247,404           340,528
                                                                                         ------------      ------------
Loss from operations                                                                          (69,321)         (250,199)

Other income (expense):
    Interest income                                                                             2,424             2,636
    Gain on currency exchange                                                                   1,691             1,131
    Interest expense                                                                           (2,347)           (1,778)
                                                                                         ------------      ------------
Net loss                                                                                 $    (67,553)     $   (248,210)
                                                                                         ============      ============

Calculation of net loss per common share:

Net loss attributable to common stockholders                                             $    (67,553)     $   (248,210)
                                                                                         ============      ============
Basic and diluted net loss per share attributable to
    common stockholders:
                                                                                         ------------      ------------
    Net loss attributable to common stockholders                                         $      (0.00)     $      (0.01)
                                                                                         ============      ============

Weighted average shares                                                                    35,679,424        26,735,389
                                                                                         ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
================================================================================

                                                   COMMON STOCK
                                           --------------------------------   CAPITAL IN                          TOTAL
                                                                PAR             EXCESS        ACCUMULATED      STOCKHOLDERS'
                                              SHARES           VALUE         OF PAR VALUE       DEFICIT           DEFICIT
                                           ------------     ------------     ------------     ------------      ------------
Balance at December 31, 2007 (Audited)       35,742,438     $     35,742     $ 15,518,308     ($16,436,900)     ($   882,850)

Net loss                                           --               --               --            (67,553)          (67,553)

Stock based compensation related to
   options granted                                 --               --              1,736             --               1,736


                                           ------------     ------------     ------------     ------------      ------------

Balance at March 31, 2008 (Unaudited)        35,742,438     $     35,742     $ 15,520,044     ($16,504,453)     ($   948,667)
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

                           NATIONAL DATACOMPUTER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                                                               THREE MONTHS ENDED
                                                                                         ------------------------------
                                                                                           MARCH 31,         MARCH 31,
                                                                                             2008              2007
                                                                                         ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                                            $    (67,553)     $   (248,210)
         Adjustments to reconcile net loss to net
             cash used for operating activities:
             Depreciation and amortization                                                      9,746             6,904
             Stock based compensation related to options granted                                1,736              --
             Changes in assets and liabilities:
                 Increase in accounts receivable                                             (131,628)         (268,819)
                 Decrease (increase) in inventories                                             1,822              (996)
                 Increase in deferred hardware and software costs                            (293,784)         (301,337)
                 Increase in other prepaid expenses                                          (225,821)          (82,171)
                 (Decrease) increase in accounts payable                                     (716,993)          403,589
                 Decrease in customer deposits                                                   --             (11,080)
                 Decrease in accrued expenses                                                 (43,537)          (25,113)
                 Increase in deferred revenues                                              1,454,420           381,986
                                                                                         ------------      ------------
     Net cash used for operating activities                                                   (11,592)         (145,247)
                                                                                         ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                      (12,257)          (12,270)
                                                                                         ------------      ------------
     Net cash used for investing activities                                                   (12,257)          (12,270)
                                                                                         ------------      ------------

Cash flows from financing activities:
     Net proceeds from additional capital raised                                                 --             262,165
     Principal payments on note payable                                                        (5,862)          (11,203)
     Principal payments on obligations
             under capital lease                                                               (6,464)             (912)
                                                                                         ------------      ------------
     Net cash (used for) provided by financing activities                                     (12,326)          250,050
                                                                                         ------------      ------------

Net (decrease) increase in cash                                                               (36,175)           92,533
Cash, beginning of period                                                                     257,019           162,783
                                                                                         ------------      ------------

Cash, end of period                                                                      $    220,844      $    255,316
                                                                                         ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                                              $      2,347      $      1,778
     Non-cash investing and financing activities:
             Accrued compensation paid with stock                                        $       --              21,250


                   The accompanying notes are an integral part
                         of these financial statements.

                           NATIONAL DATACOMPUTER, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

COMPANY

     National Datacomputer is engaged exclusively in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include application-specific software, data communication, handheld computers, related peripherals and accessories, as well as associated education and support.

GENERAL

     The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the "Company") as of March 31, 2008, and the results of their operations and cash flows for the three months ended March 31, 2008 and 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2007, which are included in the Company's Form 10-KSB. The year-end condensed balance sheet data was derived from audited financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

     In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 had no effect on the Company's results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

     In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company's results of operations or financial position.

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

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent's ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the future impacts and disclosures of this standard.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement's disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

3. SHARE-BASED PAYMENTS:

     The Company accounts for share-based compensation according to the provisions of SFAS No. 123(R), "Share-based Payment", which establishes accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

     During the three months ended March 31, 2008 and 2007, share-based compensation expense amounted to $1,736 and $0.

     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend rate. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended March 31, 2008. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The weighted average grant date fair value of options granted was $0.01 during the three months ended March 31, 2008. There were no options granted during the three months ended March 31, 2007. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

             Expected option term (1)                    6.25 years
             Expected volatility factor (2)              103.8%
             Risk-free interest rate (3)                 2.62%
             Expected annual dividend rate               0%
    ------------

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

STOCK OPTION PLANS

     On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of March 31, 2008, there were options to purchase 200,000 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

     On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. As of March 31, 2008, there were options to purchase 20,000 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

     On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan ("2007 Plan") which provides for the issuance of both incentive and non-qualified stock options to employees, consultants and directors. A maximum of 2,000,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of March 31, 2008, there were 1,375,000 options outstanding and 625,000 shares available for grant under the 2007 Plan.

     The following table summarizes information about stock options outstanding at March 31, 2008:

----------------------------------------- ---------------- ------------------ --------------- ------------
                                          Number of        Weighted average   Remaining       Aggregate
                                          shares           exercise price     contractual     intrinsic
                                                                              life in years    value
----------------------------------------- ---------------- ------------------ --------------- ------------
Outstanding at December 31, 2007           1,345,000         $0.15              8.53             $  --
----------------------------------------- ---------------- ------------------ --------------- ------------
Granted                                      250,000          0.015
----------------------------------------- ---------------- ------------------ --------------- ------------
Exercised                                       --
----------------------------------------- ---------------- ------------------ --------------- ------------
Cancelled/forfeited                             --
----------------------------------------- ---------------- ------------------ --------------- ------------
Outstanding at March 31, 2008              1,595,000          0.13              8.07             $  --
----------------------------------------- ---------------- ------------------ --------------- ------------
Options vested or expected to vest at      1,443,750          0.14              7.94             $  --
March 31, 2008 (1)
----------------------------------------- ---------------- ------------------ --------------- ------------
Options exercisable at March 31, 2008        220,000         $0.75               .71             $  --
----------------------------------------- ---------------- ------------------ --------------- ------------

(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

4. INCOME TAXES:

    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation of FIN 48 had no effect on the Company's financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at March 31, 2008.
    The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2004-2007 remains open to examination by the I.R.S. and state authorities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     The following discussion provides an analysis of the financial condition and results of operations of the Company and should be read in conjunction with the Unaudited Financial Statements and Notes thereto appearing elsewhere herein and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007.

     The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the Company's filings with the Security and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 28, 2008.

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

SUMMARY

     Our mission is to provide solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include application-specific software, data communication, handheld computers, related peripherals, and accessories, as well as associated education and support.

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

     Although our Datacomputers running our original RouteRider software are still available for purchase, we have now channeled all of our experience into a new portable and highly parameterized Route Accounting solution software named RouteRider LE(R), ("RRLE"). RRLE is a mobile sales force automation application designed to increase efficiency, improve productivity and make companies more profitable and competitive by allowing sales and distribution personnel to gather, enter and share data at the point of work. It has been designed to run on the very latest industry standard Microsoft(TM) operating systems and architectures which increases our market potential by running on industry preferred operating systems and handheld devices.

    During 2006 we divested ourselves from our audit business to better concentrate our efforts on our new Route Accounting solution. The hand-held route solution, interfacing with the J.D. Edwards system, we delivered in 2006 to an internationally recognized company in the food services industry has been successful and the company has continued to deploy additional routes in Europe. During the last quarter of 2007, we contracted to deliver a comprehensive RRLE Direct Store Delivery solution to a major national bakery, and also to a major bottling company. The combined orders have a value of approximately $2,000,000 with delivery scheduled in 2008.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007.

     For the three months ended March 31, 2008, we reported a net loss of $67,553 compared to a net loss of $248,210 for the three months ended March 31, 2007. The improved results were a direct result of higher revenues combined with lower expenses.

     REVENUE AND GROSS PROFIT
     ------------------------

     Total revenues increased 40% to $417,192 for the three months ended March 31, 2008 from $297,693 for the three months ended March 31, 2007. Total product revenues increased 109% to $139,271 for the three months ended March 31, 2008 from $66,728 for the comparable prior period. The increase was due to higher sales of our new route software product, RRLE, offset by decreased sales of our Datacomputers. Total service revenues increased 20% to $277,921 for the three months ended March 31, 2008 from $230,965 for the comparable prior period. The increase is a direct result of higher billings of our professional services for implementation projects that began during the end of 2007.

     Gross profit was $178,083 or 43% of revenues for the three months ended March 31, 2008, compared to $90,329, or 30% of revenues for the prior comparable period. The increased profit is a direct result of higher revenues and lower labor costs.

     OPERATING EXPENSES
     ------------------

     Total operating expenses decreased 27% to $247,404 for the three months ended March 31, 2008 from $340,528 for the comparable prior period.

     Selling and marketing expenses for the three months ended March 31, 2008 were $59,070 compared to $84,548 for the prior comparable period, a decrease of $25,478 or 30%. The decrease is due primarily to lower payroll cost resulting from reduced manpower.

     General and administrative expenses for the three months ended March 31, 2008 were $188,334 compared to $255,980 for the prior comparable period, a decrease of $67,646 or 26%. The decrease is a result of reduced legal and directors' fees combined with lower payroll costs resulting from reduced manpower.

LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $11,592 and $145,247 for operating activities for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in accounts receivable, deferred hardware and software cost and prepaid expenses, offset by an increase in deferred revenues related to new orders for RRLE scheduled for completion in the later part of 2008. For the three months ended March 31, 2007, our principal operating cash was used to fund our loss from operations combined with an increase in accounts receivable, deferred hardware and software costs and prepaid expenses, offset by an increase in accounts payable and deferred revenues.

     We used cash of $12,257 and $12,270 for investing activities from continuing operations for the three months ended March 31, 2008 and 2007, respectively. The cash was used for the purchase of capital equipment. As of March 31, 2008, we had no material commitments for capital expenditures.

     We used cash of $12,326 and generated cash of $250,050 for financing activities for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, cash was used to make payments on obligations under our notes payable and capital leases. During the three months ended March 31, 2007, we raised capital, net of expenses, in the amount of $262,165 and made payments on obligations under our notes payable and capital leases.

     We have an accumulated deficit of approximately $16,504,000 through March 31, 2008. As a result of our deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2007 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. During the fiscal year ended December 31, 2006, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock. On November 29, 2006, we entered into an arrangement with A.S.T., Inc. ("AST") and Phyle Industries, Inc. ("Phyle") pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

     We continue exploring all opportunities to improve our financial condition by aggressively pursuing potential revenues. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2008. There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

     As of March 31, 2008, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS.
----------------------------------------------------

     Costs associated with the development of computer software are charged to operations prior to the establishment of technological feasibility, as defined by Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized.

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

STOCK-BASED COMPENSATION
------------------------

     The Company accounts for share-based compensation according to the provisions of SFAS No. 123(R), "Share-based Payment", which establishes accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 had no effect on the Company's results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

     In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company's results of operations or financial position.

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

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent's ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the future impacts and disclosures of this standard.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement's disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4.  CONTROLS AND PROCEDURES

     a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based upon that evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal year, our current disclosure controls and procedures were not effective, because of the material weaknesses in internal control over financial reporting described below. We are taking steps in addressing these weaknesses by gathering information needed to assess the financial impact to the Company with the hiring of resources necessary to achieve the desired control objectives. With the exception of such weaknesses, however, the Chief Executive Officer and principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     b) MATERIAL WEAKNESSES AND CHANGES IN INTERNAL CONTROLS. During the audit of our financial statements for the year ended December 31, 2007, our independent registered public accounting firm identified material weaknesses regarding our internal controls due to our finance group inability to perform the testing of internal controls on financial reporting, the lack of segregation of duties within the finance and accounting staff. A factor for these internal control deficiencies is the small size of the company, our limited accounting staff and our lack of resources to hire additional staff. In addition, there is an inability of the accounting staff to handle complex accounting issues. A mitigating factor for this material weakness is the active participation of the Audit Committee. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements. These material weaknesses continue to exist as of March 31, 2008. We are taking steps in addressing these weaknesses by gathering information needed to assess the financial impact to the Company with the hiring of resources necessary to achieve the desired control objectives.

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

                                       NATIONAL DATACOMPUTER, INC.



May 14, 2008                            /s/ William B. Berens
                                       -----------------------------------------
                                       William B. Berens
                                       President and Chief Executive Officer
                                       (principal executive officer)

May 14, 2008                            /s/ Bruna Bucacci
                                       -----------------------------------------
                                       Bruna Bucacci
                                       Chief Accounting Officer (principal
                                       financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         TITLE


31.1    Certification of the Chief Executive Officer.

31.2    Certification of the Chief Accounting Officer.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.