Form 10-Q
period 2008-06-30
NATIONAL DATACOMPUTER INC
filed 2008-08-13
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-15885

NATIONAL DATACOMPUTER, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2942832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Middlesex Turnpike, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

(978) 663-7677

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at August 12, 2008 was 2,449,496.

NATIONAL DATACOMPUTER, INC.

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$56,923	$257,019
Accounts receivable, net of allowance for doubtful accounts of $3,000	255,552	76,158
Inventories, net	302	2,401
Deferred hardware and software costs	665,901	799,623
Prepaid expenses	270,103	52,317
Total current assets	1,248,781	1,187,518
Prepaid expenses		19,811
Property and equipment, net	54,290	56,826
Capitalized software development costs, net	5,196	9,289

Total Assets	$1,308,267	$1,273,444

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Current obligations under capital lease	$21,945	$19,093
Note payable	6,223	18,125
Accounts payable	812,201	1,422,629
Customer deposits	8,017	9,964
Accrued payroll and related taxes	64,422	52,535
Other accrued expenses	47,867	98,210
Deferred revenues	1,268,503	508,058
Total current liabilities	2,229,178	2,128,614
Obligations under capital lease, net of current portion	15,464	27,680
Total Liabilities	2,244,642	2,156,294

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 2,382,829 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,383	2,383

Capital in excess of par value	15,555,288	15,551,667
Accumulated deficit	(16,494,046)	(16,436,900)
Total Stockholders’ Deficit	(936,375)	(882,850)
Total Liabilities and Stockholders’ Deficit	$1,308,267	$1,273,444

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Product	$847,631	$286,325	$986,902	$353,053
Services	217,344	229,332	495,265	460,297
Total Revenues	1,064,975	515,657	1,482,167	813,350

Cost of revenues	773,840	309,893	1,012,949	517,257

Gross Profit	291,135	205,764	469,218	296,093

Operating expenses:
Selling and marketing	97,761	82,072	156,831	166,620
General and administrative	180,718	194,479	369,052	450,459
	278,479	276,551	525,883	617,079
Income (loss) from operations	12,656	(70,787)	(56,665)	(320,986)

Other income (expense):
Interest income	94	1,859	2,518	4,495
Gain (loss) on currency exchange	293	6,887	1,984	8,018
Interest expense	(2,636)	(2,872)	(4,983)	(4,650)
Net income (loss)	10,407	(64,913)	(57,146)	(313,123)

Calculation of net income (loss) per common share:

Basic and diluted net loss per share attributable to common stockholders:	0.00	(0.03)	(0.02)	(0.15)
Net loss attributable to common stockholders	$0.00	$(0.03)	$(0.02)	$(0.15)

Weighted average shares	2,382,829	2,365,613	2,382,829	2,075,632

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders’
	Shares	value	of par value	deficit	deficit

Balance at December 31, 2007 (Audited)	2,382,829	$2,383	$15,551,667	$(16,436,900)	$(882,850)

Net loss	—	—	—	(57,146)	(57,146)

Stock based compensation related to options granted	—	—	3,621	—	3,621

Balance at June 30, 2008 (Unaudited)	2,382,829	$2,383	$15,555,288	$(16,494,046)	$(936,375)

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(57,146)	$(313,123)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	20,543	14,747
Stock based compensation related to options granted	3,621	904
Changes in assets and liabilities:
Increase in accounts receivable	(179,394)	(184,324)
Decrease in inventories	2,099	2,472
Decrease (increase) in deferred hardware and software costs	133,722	(314,410)
Increase in other prepaid expenses	(197,975)	(83,766)
(Decrease) increase in accounts payable	(610,428)	192,952
(Decrease) increase in customer deposits	(1,947)	17,551
Decrease in accrued expenses	(38,456)	(36,716)
Increase in deferred revenues	760,445	553,220
Net cash used for operating activities	(164,916)	(150,493)

Cash flows from investing activities:
Purchases of property and equipment	(13,914)	(17,124)
Additions to capitalized software development costs	—	(1,674)
Net cash used for investing activities	(13,914)	(18,798)

Cash flows from financing activities:
Net proceeds from additional capital raised	—	262,165
Principal payments on note payable	(11,902)	(16,563)
Principal payments on obligations under capital lease	(9,364)	(5,138)
Net cash (used for) provided by financing activities	(21,266)	240,464

Net (decrease) increase in cash	(200,096)	71,173
Cash, beginning of period	257,019	162,783

Cash, end of period	$56,923	$233,956

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$4,523	$4,650
Non-cash investing and financing activities:
Accrued compensation paid with stock	$—	21,250
Deferred compensation paid with stock	$—	15,000
Acquisition of property and equipment under capital lease	$—	48,539

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

General

The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of June 30, 2008, and the results of their operations and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2007, which are included in the Company’s Form 10-KSB. The year-end condensed balance sheet data was derived from audited financial statements.

2.    Recent accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 had no effect on the Company’s results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS No. 141R is effective for the Company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123 (revised 2004).  Originally the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue to use of the simplified method for determining the value of options granted as allowed by SAB 110.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

3.    Share-based payments:

The Company accounts for share-based compensation according to the provisions of SFAS No. 123(R), “Share−based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

During the six months ended June 30, 2008 and 2007, share-based compensation expense amounted to $3,621 and $0.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended June 30, 2008.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted average grant date fair value of options granted was $0.15 and $0.45 during the six months ended June 30, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months ended	Six Months ended
	June 30, 2008	June 30, 2007

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	103.8%	99.6%
Risk-free interest rate (3)	2.62%	4.57%
Expected annual dividend rate	0%	0%

(1)  The option life was determined using the simplified method for estimating expected option life, which qualifies as “plain-vanilla” options.
(2)  The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical monthly price changes of the Company’s common stock over the most recent six years, which approximates the expected option life of the grant of 6.25 years.
(3)  The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Option Plans

On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 Plan”) which provided for issuance of both incentive stock options and non-qualified options to employees. As of June 30, 2008, there were options to purchase 13,333 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”) which provides for issuance of non-qualified options to employees. As of June 30, 2008, there were options to purchase 1,333 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan (“2007 Plan”) which provides for the issuance of both incentive and non-qualified stock options to employees, consultants and directors. A maximum of 133,333 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. On June 24, 2008, upon stockholders approval the maximum number of shares reserved for issuance under the 2007 Plan was increased to 200,000.

Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of June 30, 2008, there were 91,667 options outstanding under the 2007 Plan and 108,333 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at June 30, 2008:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2007	89,667	$2.25	8.53	$—
Granted	16,667	0.23
Exercised	—
Cancelled/forfeited	—
Outstanding at June 30, 2008	106,334	1.95	7.82	$—
Options vested or expected to vest at June 30, 2008 (1)	96,250	2.10	7.45	$—
Options exercisable at June 30, 2008	33,417	$11.25	.43	$—

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

4.    Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 9” (“FIN 48”), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position.  As discussed in the financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  The implementation of FIN 48 had no effect on the Company’s financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at June 30, 2008.

The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2004-2007 remains open to examination by the I.R.S. and state authorities.

ITEM 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides an analysis of the financial condition and results of operations of the Company and should be read in conjunction with the Unaudited Financial Statements and Notes thereto appearing elsewhere herein and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the Company’s filings with the Security and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 28, 2008.

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

From the very beginning we designed our software solution based on the customer’s unique specifications. Our first entry into the market was a DOS-based Route Accounting software solution named RouteRider® which we developed in 1988. The RouteRider software, running on our first generation of rugged handheld Datacomputer® (“Datacomputer”) the DC3.0, was originally designed and built for an office coffee service company. Since that time multiple generations of Datacomputers (DC3X, DC4 and DC4CE) were designed and brought to market and our software application was improved customer by customer and market by market. To date we have provided dependable solutions for distribution markets such as baking, dairy, beer, soda, water, wine and spirits.

Although our Datacomputers running our original RouteRider software are still available for purchase, we have now channeled all of our experience into new portable and highly parameterized Route Accounting solution software named RouteRider LE®, (“RRLE”). RRLE is a mobile sales force automation application designed to increase efficiency, improve productivity and make companies more profitable and competitive by allowing sales and distribution personnel to gather, enter and share data at the point of work. It has been designed to run on the very latest industry standard Microsoft™ operating systems and architectures which increases our market potential by running on industry preferred operating systems and handheld devices.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

For the three months ended June 30, 2008, we reported a net income of $10,407 compared to a net loss of $64,913 for the three months ended June 30, 2007. The improved results were a direct result of higher revenues.

Revenue and Gross Profit

Total revenues increased 107% to $1,064,975 for the three months ended June 30, 2008 from $515,657 for the three months ended June 30, 2007. Total product revenues increased 196% to $847,631 for the three months ended June 30, 2008 from $286,325 for the comparable prior period. The increase was due to higher sales of our new route software product, RRLE, offset by decreased sales of our Datacomputers. Total service revenues decreased 5% to $217,344 for the three months ended June 30, 2008 from $229,332 for the comparable prior period. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers.

Gross profit was $291,135 or 27% of revenues for the three months ended June 30, 2008, compared to $205,764 or 40% of revenues for the prior comparable period.  The improved gross profit in absolute dollars was due to our increased sales and our continued effort towards reducing our expenses. The decreased profit as a percentage of revenues was due to sales during the three months ended June 30, 2007 which carried a higher profit.

Operating Expenses

Selling and marketing expenses for the three months ended June 30, 2008 were $97,761 compared to $82,072 for the prior comparable period, an increase of $15,689 or 19%.  The increase is due primarily to higher commission expenses offset by lower payroll cost resulting from reduced manpower.

General and administrative expenses for the three months ended June 30, 2008 were $180,718 compared to $194,479 for the prior comparable period, a decrease of $13,761 or 7%. The decrease is a result of reduced legal and directors’ fees combined with lower payroll costs resulting from reduced manpower.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

For the six months ended June 30, 2008, we reported a net loss of $57,146 compared to a net loss of $313,123 for the six months ended June 30, 2007. The improved results were a direct result of higher revenues combined with lower payroll costs, resulting from reduced manpower, along with reduced legal and directors’ fees.

Revenue and Gross Profit

Total revenues increased 82% to $1,482,167 for the six months ended June 30, 2008 from $813,350 for the six months ended June 30, 2007. Total product revenues increased 180% to $986,902 for the six months ended June 30, 2008 from $353,053 for the comparable prior period. The increase was due to higher sales of our new route software product, RRLE, offset by decreased sales of our Datacomputers. Total service revenues increased 8% to $495,265 for the six months ended June 30, 2008 from $460,297 for the comparable prior period. The increase is a direct result of higher billings of our professional services for RRLE implementation projects, offset by lower maintenance and repair contracts for our Datacomputers.

Gross profit was $469,218 or 32% of revenues for the six months ended June 30, 2008, compared to $296,093 or 36% of revenues for the prior comparable period.  The improved gross profit in absolute dollars was due to our increased sales and our continued effort towards reducing our expenses. The decreased profit as a percentage of revenues was due to sales during the six months ended June 30, 2007 which carried a higher profit.

Operating Expenses

Total operating expenses decreased 15% to $525,883 for the six months ended June 30, 2008 from $617,079 for the comparable prior period.

Selling and marketing expenses for the six months ended June 30, 2008 were $156,831 compared to $166,620 for the prior comparable period, a decrease of $9,789 or 6%.  The decrease is due primarily to lower payroll cost resulting from reduced manpower, offset by higher commission expenses resulting from higher revenues.

General and administrative expenses for the six months ended June 30, 2008 were $369,052 compared to $450,459 for the prior comparable period, a decrease of $81,407 or 18%. The decrease is a result of reduced legal and directors’ fees combined with lower payroll costs resulting from reduced manpower.

Liquidity and Capital Resources

We used cash of $164,916 and $150,493 for operating activities for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in accounts receivable and prepaid expenses, offset by a decrease in deferred hardware and software cost and an increase in deferred revenues related to new orders for RRLE scheduled for completion in the later part of 2008. For the six months ended June 30, 2007, our principal operating cash was used to fund our loss from operations combined with an increase in deferred hardware and software cost, accounts receivable and prepaid expenses, offset by an increase in accounts payable and deferred revenues.

We used cash of $13,914 and $18,798 for investing activities from operations for the six months ended June 30, 2008 and 2007, respectively. The cash was used for the purchase of capital equipment. As of June 30, 2008, we had no material commitments for capital expenditures.

We used cash of $21,266 and generated cash of $240,464 for financing activities for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, cash was used to make payments on obligations under our notes payable and capital leases. During the six months ended June 30, 2007, we raised capital, net of expenses, in the amount of $262,165 and made payments on obligations under our notes payable and capital leases.

We have an accumulated deficit of approximately $16,494,000 through June 30, 2008. As a result of our deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for  the year ended December 31, 2007 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. In prior periods, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock.  We also entered into an arrangement with A.S.T., Inc. (“AST”) and Phyle Industries, Inc. (“Phyle”) pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

 During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 30,339,236 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG (“CapitalBank”). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

We continue exploring all opportunities to improve our financial condition by pursuing potential revenues sources through increased marketing efforts. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving actions or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2008. There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

As of June 30, 2008, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During the first 6 months of 2008, two customers accounted for approximately 82% of our total revenues.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize the majority of our revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. Our sales contracts provide for the customer to accept title and risk of loss at the time of delivery of the product to a common carrier.

Our transactions sometimes involve multiple elements (i.e. systems and services). Revenue under multiple arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at time of delivery. If the arrangement has an undeliverable element, we ensure that we have objective and reliable evidence of the fair value of the undeliverable element. Fair value is determined based upon the price charged when the element is sold separately.

We recognize revenue for software licenses in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements. License revenue is recognized upon customer acceptance, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, and collectibility is probable.

Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contract maintenance term.

Accounts Receivable

The Company records trade receivables at their principal amount, adjusted for write-offs and allowances for uncollectible amounts.  The Company reviews its trade receivables monthly, and determines, based on management’s knowledge and the customer’s payment history, any write-off or allowance that may be necessary.  The Company follows the practice of writing off uncollectible amounts against the allowance provided for such accounts.

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

Capitalized Software Research and Development Costs.

Costs associated with the development of computer software are charged to operations prior to the establishment of technological feasibility, as defined by Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized.

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

Stock-Based Compensation

The Company accounts for share-based compensation according to the provisions of SFAS No. 123(R), “Share-based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Net Loss Per Share

Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding.

Warranty and Return Policy

The Company’s warranty policy provides 90-day coverage on all parts and labor on all products.  The policy with respect to sales returns provides that a customer may not return inventory except at the Company’s option. The Company’s warranty costs have historically been insignificant.

Shipping and Handling Costs

Shipping and handling costs are classified as a component of cost of goods sold. The Company accounts for shipping and handling costs passed on to customers as revenues.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 had no effect on the Company’s results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS No. 141R is effective for the Company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123 (revised 2004).  Originally the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue to use of the simplified method for determining the value of options granted as allowed by SAB 110.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4.     Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation under the supervision of the Chief Executive Officer and the Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of June 30, 2008. Based on the aforementioned evaluation, management has concluded that our disclosure control and procedures were not effective as of June 30, 2008 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly represents, in all material respects, the Company’s financial position, results of operations and cash flow for the periods and dates presented.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

 (i)    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting and financial statement preparation and presentation.

(ii)    We have assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)   Two material weaknesses were identified in our internal control over financial reporting relative to accounting for the quarter ended June 30, 2008. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential inability of our accounting staff to handle certain complex accounting issues.   We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   These material weaknesses did not  result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements.

Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(c)           Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Remediation Plan for Material Weakness

In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, intends to continue to enhance our internal control over financial reporting relative to accounting during this fiscal year as follows:

·	Interview and potentially retain third party consultants which may assist the Company’s accounting staff in providing review and analysis of complex accounting issues, and

·	Engage additional expert resources to review material transactions so as to provide a review of what are otherwise unsegregated duties of finance and accounting staff.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2008, Anthony Stafford purchased 66,667 shares of our common stock at a price of $0.75 per share for a total cash consideration of $50,000.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Submissions of Matters to a Vote of Security Holders

As described in our Form 8-K filing on August 5, 2008, on June 24, 2008, we submitted the following matters to a vote of our stockholders:

1.	To elect the Company’s director nominees to the Board of Directors.

2.
To approve an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”) that Article Fourth of the Company’s Certificate of Incorporation be amended to effect a 1-for-15 reverse stock split of the issued and outstanding shares of the Company’s common stock;

3.	To approve an amendment to the Restated Company’s Certificate of Incorporation to reduce the number of authorized shares of common stock;

4.
To amend the 2007 Employee, Director and Consultant Stock Plan by increasing the shares of the Company’s common stock for grant under that plan from 2,000,000 to 3,000,000 shares (which shares available for grant shall be reduced to 200,000 shares following the reverse stock split;

5.	To ratify the appointment of Carlin, Charron & Rosen, LLP as the independent registered public accounting firm of the Company;

The votes for each of the proposals were as follows:

	FOR:	AGAINST	ABSTAIN

Proposal 1.	29,975,674	0	343
Proposal 2.	29,925,670	50,923	83
Proposal 3.	29,925,793	50,775	108
Proposal 4.	29,872,903	51,028	52,745
Proposal 5.	29,975,750	661	265

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Accounting Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL DATACOMPUTER, INC.

August 13, 2008	By:	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

August 13, 2008	By:	/s/ Bruna Bucacci
Bruna Bucacci
Chief Accounting Officer (principal financial and accounting officer)

EXHIBIT INDEX

     Exhibit No.                                                      Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Accounting Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.