Form 10KSB/A
period 2007-12-31
NATIONAL DATACOMPUTER INC
filed 2008-08-20
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549

FORM 10-KSB/A

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Common Stock, $.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

The registrant had revenues of approximately $1.8 million during the fiscal year ended December 31, 2007. As of March 26, 2008, 35,742,438 shares of the registrant’s common stock, $0.001 par value per share, were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $70,768 based on the closing price of $0.01 per share as reported by the OTC Bulletin Board.

Transitional Small Business Disclosure Format:  Yes   ☐ No   ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2008 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 29, 2008, are incorporated by reference in Part III (Items 9, 10, 11, 12 and 14) of this Form 10-KSB.

EXPLANATORY NOTE

The purpose of this amendment is to revise certain portions of the information required by Part II of Form 10-KSB for our fiscal year December 31, 2007, as originally filed  with the Securities and Exchange Commission on March 28, 2008.

PART II

Item 7.    Financial Statements.

See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation under the supervision of the Chief Executive Officer and Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues.  Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-KSB fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(ii)           We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)           Two material weaknesses  were identified in our internal control over financial reporting relative to accounting for the year ended December 31, 2007. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential inability of our accounting staff to handle certain complex accounting issues.   We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   These material weaknesses did not  result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements.

Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(iv)          This annual report does not include an attestation report of the Company’s registered public accounting firm  regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Remediation Plan for Material Weakness

In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, intends to continue to enhance our internal control over financial reporting relative to accounting during fiscal year 2008 as follows:

•	Interview and potentially retain third party consultants which may assist the Company’s accounting staff in providing review and analysis of complex accounting issues, and

•	Engage additional expert resources to review material transactions so as to provide a review of what are otherwise unsegregated duties of finance and accounting staff.

Item 13.    Exhibits.

    (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DATACOMPUTER, INC.

Date: August 19, 2008	By:	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheets of National Datacomputer, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring operating losses and has incurred an accumulated deficit of approximately $16.4 million at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen LLP
Westborough, Massachusetts
March 28, 2008

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	December 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash	$257,019	$162,783
Accounts receivable, net of allowance for doubtful accounts of $3,000 at December 31, 2007 and 2006	76,158	98,985
Inventories, net	2,401	10,000
Deferred hardware and software costs	799,623	15,064
Prepaid expenses	52,317	8,785
Total current assets	1,187,518	295,617
Prepaid Expenses	19,811	—
Property and equipment, net	56,826	22,539
Capitalized software development costs, net	9,289	15,615
Total Assets	$1,273,444	$333,771

Liabilities and Stockholders' Deficit:
Current Liabilities:
Current obligations under capital lease	$19,093	$3,844
Note payable, current portion	18,125	27,775
Accounts payable	1,422,629	460,691
Customer deposits	9,964	24,911
Accrued payroll and related taxes	52,535	52,023
Other accrued expenses	98,210	155,587
Deferred revenues	508,058	248,913
Total current liabilities	2,128,614	973,744
Note payable, net of current portion	—	18,125
Obligations under capital lease, net of current portion	27,680	6,420
Total Liabilities	2,156,294	998,289

Convertible Preferred Stock (Note 14)	—	—

Commitments and contingencies (Note 15)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 50,000,000 shares authorized; 35,742,438
and 26,640,866 shares issued and outstanding at December 31, 2007 and 2006, respectively	35,742	26,641

Capital in excess of par value	15,518,308	15,225,364
Accumulated deficit	(16,436,900)	(15,916,523)
Total Stockholders' Deficit	(882,850)	(664,518)
Total Liabilities and Stockholders' Deficit	$1,273,444	$333,771

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2007	2006

Revenues:
Product	$839,451	$804,521
Services	921,700	1,240,931
Total Revenues	1,761,151	2,045,452

Cost of revenues	1,230,061	924,099

Gross Profit	531,090	1,121,353

Operating expenses:
Research and development	—	75,596
Selling and marketing	298,156	296,292
General and administrative	770,701	902,963
	1,068,857	1,274,851
Loss from operations	(537,767)	(153,498)

Other income (expense):
Interest income	6,574	1,958
Gain on currency exchange	21,770	6,747
Interest expense	(10,954)	(8,638)
Loss from continuing operations	(520,377)	(153,431)

Income from discontinued operations (Note 3)	—	134,115
Loss on sale of discontinued operations	—	(7,977)
Net loss	$(520,377)	$(27,293)

Calculation of net loss per common share:

Net loss	$(520,377)	$(27,293)
Preferred stock preferences	—	(244,750)
Net loss attributable to common stockholders	$(520,377)	$(272,043)
Basic and diluted net loss per share attributable to
common stockholders:
Loss from continuing operations	$(0.02)	$(0.01)
Income from discontinued operations	—	0.01
Preferred stock preferences	—	(0.01)
Net loss attributable to common stockholders	$(0.02)	$(0.01)

Weighted average shares	33,457,937	25,141,373

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock			Capital in		Total
		Par	Preferred	excess	Accumulated	stockholders'
	Shares	value	Stock	of par value	deficit	deficit

Balance at January 1, 2006	22,586,681	$22,587		$14,517,418	$(19,183,201)	$(4,643,196)

Net loss	—	—	—	—	(27,293)	(27,293)

Reclassification of Convertible Preferred Stock	—	—	3,538,721	467,250	—	4,005,971

Interest on preferred stock (Note 14)	—	—	—	244,750	(244,750)	—

Issuance of common stock in satisfaction of accrued interest	4,054,185	4,054	—	(4,054)	—	—

Retirement of Preferred Stock	—	—	(3,538,721)	—	3,538,721	—

Balance at December 31, 2006	26,640,866	26,641	—	15,225,364	(15,916,523)	(664,518)

Net loss	—	—	—	—	(520,377)	(520,377)

Issuance of stock in satisfaction of accrued interest	8,037,336	8,037	—	(8,037)	—	—

Additional capital raised, net of costs of $87,835 (Note 1)	—	—	—	262,165	—	262,165

Issuance of stock in satisfaction of accrued compensation	564,236	564	—	20,686	—	21,250

Issuance of stock in satisfaction of deferred compensation	500,000	500	—	14,500	—	15,000

Stock based compensation related to options granted	—	—	—	3,630	—	3,630

Balance at December 31, 2007	35,742,438	$35,742	$—	$15,518,308	$(16,436,900)	$(882,850)

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(520,377)	$(27,293)
Less: Income from discontinued operations	—	(134,115)
Plus: loss on sale of discontinued operations	—	7,977
Loss from continuing operations	(520,377)	(153,431)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Interest on loan	—	2,033
Depreciation and amortization	37,439	31,155
Stock based compensation related to options granted	3,630	—
Changes in assets and liabilities:
Decrease in accounts receivable	22,827	28,600
Decrease (increase) in inventories	7,599	(10,000)
Increase in deferred hardware and software costs	(784,559)	(15,064)
(Increase) decrease in other prepaid expenses	(63,343)	13,724
Increase in accounts payable	884,399	146,100
(Decrease) in customer deposits	(14,947)	(118,120)
(Decrease) increase in accrued expenses	56,924	75,609
Increase in deferred revenues	259,145	6,711
Net cash (used for) provided by continuing operations	(111,263)	7,317
Net cash provided by discontinued operations	—	128,857
Net cash (used for) provided by operating activities	(111,263)	136,174

Cash flows from investing activities:
Purchases of property and equipment	(15,187)	(17,152)
Purchase of capitalized software	(1,674)	(11,285)
Net cash used for continuing operations	(16,861)	(28,437)
Net cash used for discontinued operations	—	(5,025)
Net cash used for investing activities - continuing operations	(16,861)	(33,462)

Cash flows from financing activities:
Net proceeds from additional capital raised	262,165	—
Principal payments on note payable	(27,775)	(62,707)
Principal payments on obligations under capital lease	(12,030)	(2,730)
Net cash provided by (used for) financing activities - continuing operations	222,360	(65,437)

Net increase in cash	94,236	37,275
Cash, beginning of year	162,783	125,508

Cash, end of year	$257,019	$162,783

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$10,954	$8,638
Non-cash investing and financing activities:
Accrued compensation paid with stock	$21,250	$—
Deferred compensation paid with stock	$15,000	$—
Acquisition of property and equipment under capital lease	$48,539	$—
Accrued expenses converted to accounts payable	$77,539	$—
Accounts payable converted to note payable	$—	$52,574
Accrued interest on preferred stock charged to accumulated deficit	$—	$244,750
Issuance of common stock in satisfaction of accrued interest	$—	$400,500

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provision of SFAS 123(R), share−based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The majority of the Company’s share-based compensation arrangements vest over four years.

The Company accounts for its share-based compensation under the provisions of SFAS 123R. For the year ended December 31, 2007, share-based compensation expense amounted to $3,630, and was recorded in general and administrative expenses in the accompanying statement of operations.  There was no share−based compensation expense recorded for the year ended December 31, 2006.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended December 31, 2007.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

On November 29, 2006, the Company sold its audit business line to AST Inc. (“AST”) in exchange for all our outstanding preferred stock. In early November 2006, AST informed our Board of Directors that it had acquired approximately 90% of our outstanding common stock and all of our outstanding preferred stock for $750,000 from Capital Bank Grawe Gruppe AG (“CapitalBank”) based on AST’s assessment that the value of the Common Stock held by CapitalBank was $250,000 and the value of the Preferred Stock held by CapitalBank was $500,000.

The Company sold its audit business to better focus on its route accounting business. The audit business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been revised to reflect the operations as discontinued.

Revenues and income for the audit business for the calendar year 2006 were as follow:

Total Sales	$951,099
Income	134,115

4.	Liquidity and Management Plans

We have an accumulated deficit of approximately $16,437,000 through December 31, 2007. As a result of this deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. We have taken numerous steps to address this situation. In November 2006, in an effort

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

to focus solely on our route accounting business, we sold our audit business line to AST in exchange for our Preferred Stock. In January 2007, a group of investors made a cash investment of $600,000, of which they used $250,000 to purchase 30,339,236 shares of our common stock together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) held by CapitalBank and provided us $350,000 to be used as working capital.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will have any material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

use of the simplified method beyond December 31, 2007.  The Company will evaluate the use of the simplified method for determining the value of options granted after December 31, 2007.

6.	Inventories

Inventories related to continuing operations consist of the following:

	December 31, 2007	December 31, 2006

Raw materials	$–	$–
Work-in-process	2,401	10,000
Finished goods	–	–

	$2,401	$10,000

7.	Property and Equipment, net

Property and equipment related to continuing operations consist of the following:

	Estimated Useful lives (in years)	December 31, 2007	December 31, 2006

Production and engineering equipment	3-5	$277,795	$277,795
Furniture, fixtures and office equipment	5	606,573	542,847
Leasehold improvements	Life of Lease	39,564	39,564
		923,932	860,206
Less – accumulated depreciation and amortization		867,106	837,667

		$56,826	$22,539

Depreciation expense from continuing operations was $29,439 and $25,819 for the years ended December 31, 2007 and 2006, respectively

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

8.	Capitalized Software Development Costs, net

Capitalized software development costs related to continuing operations consist of the following:

	Estimated Economic Lives (in years)	December 31, 2007	December 31, 2006

Internally developed software	3	$-	$-
Purchased software	3	24,559	22,885
		$24,559	$22,885
Less – accumulated amortization		15,270	7,270

		$9,289	$15,615

Amortization expense from continuing operations was $8,000 and $5,336 for the years ended December 31, 2007 and 2006, respectively.

9.	Note Payable

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 9” ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position.  The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  The implementation of FIN 48 had no effect on the Company’s financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at December 31, 2007.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets are comprised of the following:

	December 31, 2007	December 31, 2006

Net operating loss carryforwards	$2,922,000	$2,909,000
Business tax credit carryforwards	5,000	5,000
Reserves and allowances	338,000	338,000
Depreciation and amortization	(80,000)	(80,000)
Accrued compensation	21,000	64,000

Gross deferred tax asset	3,206,000	3,236,000
Deferred tax asset valuation allowance	(3,206,000)	(3,236,000)
	$–	$–

The Company’s effective tax rate differs from the statutory U.S. federal tax rate as follows:

	Year Ended

	December 31, 2007	December 31, 2006

Statutory federal rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	(34.0%)	(34.0%)

	–	–

The Company generated losses from operations in prior years. Although management’s operating plans anticipate taxable income in future periods, such plans make significant assumptions which cannot be reasonably assured, including continued development and market acceptance of new products and expansion of the Company’s customer base. Based on the weight of all available evidence, the Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS
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

For the year ended December 31, 2007, share-based compensation expense amounted to $3,630.  There was no share−based compensation expense recorded during the year ended December 31, 2006.

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

On March 30, 2007, the Board of Directors adopted the 2007 Employee, Director and Consultant Stock Option Plan (“2007 Plan”) which provides for the issuance of both inventive and non-qualified stock options to employees, directors and consultants. A maximum of 2,000,000 shares of common stock of the Company was reserved for issuance in accordance with the terms of the 2007 Plan. As of December 31, 2007, there were 1,125,000 options outstanding and 875,000 shares available for grant under the 2007 Plan.

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

The following table sets forth the stock option transaction for the year ended December 31, 2007, as well as the average price and contractual life information about options outstanding and exercisable at December 31, 2007:

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2006	220,000	$0.75	1.4	$–
Granted	1,125,000	0.04	9.83
Exercised	–
Cancelled/forfeited	–
Outstanding at December 31, 2007	1,345,000	0.15	8.53	$–
Options vested or expected to vest at December 31, 2007 (1)	1,007,500	0.19	7.92	$–
Options exercisable at December 31, 2007	220,000	$0.75	.93	$–

(1)
 In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

12.	Equity Transactions

Anthony Stafford, an investor who has joined our Board of Directors on March 30, 2007, is now a majority stockholder of our Company after investing $400,000 for the purchase of shares of our Common Stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the $600,000 (including Mr. Stafford’s $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors agreed to make such an investment by purchasing an aggregate of 7,079,155 shares of our Common Stock (the “Management Shares”) on the same terms on which Mr. Stafford purchased his shares.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

Until November 30, 2006, CapitalBank acted as investment agent and held shares of our capital stock in its name on behalf of a number of investors who purchased shares of our Preferred Stock in a series of transactions between 1996 and 1998. Holders of our Preferred Stock were entitled to, among other things, quarterly interest payments based on the value of the Preferred Stock as determined between the Company and the initial holders of the Preferred Stock.  Such mandatory interest payments were payable in cash or in shares of our common Stock. As the first shares of our Preferred Stock were issued in 1996, and as a result of the Company’s poor operating performance, which resulted in, among other things, limited cash assets, we issued a substantial amount of shares of our Common Stock to CapitalBank as mandatory interest payments.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company also leases certain equipment under capital leases expiring at various dates through the year 2010.

Minimum future lease commitments under operating and capital leases at December 31, 2007 are as follows:

	Year ending December 31,	Operating	Capital

	2008	$124,740	$26,110
	2009	–	24,027
	2010	–	7,038

Total minimum lease payments		$124,740	57,175
Less: amount representing interest			10,402

Present value of minimum lease payments			46,773
Less: Current obligations			19,093

Obligations under capital leases, net of current portion			$27,680

16.	Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During 2007, four customers accounted for approximately 68% of our total revenues.

The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses.  Such losses, in the aggregate, have not exceeded management’s expectations. Accounts receivable from one customer accounted for approximately 51% and 58% of total accounts receivable at December 31, 2007 and 2006, respectively.  Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business

The Company’s total net revenues were generated by sales to customers in the following countries:

	Percentage of net revenues	Percentage of net revenues
	2007	2006

USA	80%	90%
Japan	–%	1%
Europe	20%	9%

Total	100%	100%