Form 10-Q/A
period 2008-03-31
NATIONAL DATACOMPUTER INC
filed 2008-08-20
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

EXPLANATORY NOTE

The purpose of this amendment is to revise certain portions of the information required by Part I of Form 10-Q for our fiscal quarter ended March 31, 2008, as originally filed with the Securities and Exchange Commission on May 14, 2008.

PART I

ITEM 4.                      Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation under the supervision of the Chief Executive Officer and Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues.  Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(ii)               We have assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)               Two material weaknesses  were identified in our internal control over financial reporting relative to accounting for the quarter ended March 31, 2008. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential

1

inability of our accounting staff to handle certain complex accounting issues.   We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   These material weaknesses did not  result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements.

Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(c)       Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL DATACOMPUTER, INC.

August 20, 2008	By:	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

August 20, 2008	By:	/s/ Bruna Bucacci
Bruna Bucacci
Chief Accounting Officer (principal financial and accounting officer)

3

EXHIBIT INDEX

     Exhibit No.                                                      Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Accounting Officer.

4