Form 10-Q
period 2008-09-30
NATIONAL DATACOMPUTER INC
filed 2008-11-24
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to ______

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

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at November 21, 2008 was 4,274,496.

NATIONAL DATACOMPUTER, INC.
INDEX
PART I.  FINANCIAL INFORMATION

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$163,830	$257,019
Accounts receivable, net of allowance for doubtful accounts of $3,000	158,897	76,158
Inventories, net	—	2,401
Deferred hardware and software costs	669,401	799,623
Prepaid expenses	278,348	52,317
Total current assets	1,270,476	1,187,518
Prepaid expenses		19,811
Property and equipment, net	46,840	56,826
Capitalized software development costs, net	4,116	9,289
Total Assets	$1,321,432	$1,273,444

Liabilities and Stockholders' Deficit:
Current Liabilities:
Current obligations under capital lease	$21,903	$19,093
Note payable	—	18,125
Accounts payable	788,712	1,422,629
Customer deposits	1,190	9,964
Accrued payroll and related taxes	40,310	52,535
Other accrued expenses	72,959	98,210
Deferred revenues	1,235,823	508,058
Total current liabilities	2,160,897	2,128,614
Obligations under capital lease, net of current portion	9,419	27,680
Total Liabilities	2,170,316	2,156,294

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,274,496 and
2,382,829 shares issued and outstanding at September 30, 2008 and December 31, 2007	4,275	2,383

Capital in excess of par value	15,970,302	15,551,667
Accumulated deficit	(16,823,461)	(16,436,900)
Total Stockholders' Deficit	(848,884)	(882,850)
Total Liabilities and Stockholders' Deficit	$1,321,432	$1,273,444

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Product	$19,175	$444,686	$1,006,077	$797,739
Services	139,950	222,982	635,215	683,279
Total Revenues	159,125	667,668	1,641,292	1,481,018

Cost of revenues	175,858	511,986	1,188,807	1,029,243

Gross Profit	(16,733)	155,682	452,485	451,775

Operating expenses:
Selling and marketing	94,321	76,758	251,152	243,378
General and administrative	216,951	175,048	586,003	625,507
	311,272	251,806	837,155	868,885
Loss from operations	(328,005)	(96,124)	(384,670)	(417,110)

Other income (expense):
Interest income	132	1,518	2,650	6,013
Gain (loss) on currency exchange	784	12,543	2,768	20,561
Interest expense	(2,325)	(3,398)	(7,309)	(8,048)
Net loss	(329,414)	(85,461)	(386,561)	(398,584)

Calculation of net loss per common share:

Basic and diluted net loss per share attributable to
common stockholders:	(0.12)	(0.04)	(0.12)	(0.18)
Net loss attributable to common stockholders	$(0.12)	$(0.04)	$(0.12)	$(0.18)

Weighted average shares	2,670,375	2,382,829	3,116,163	2,179,156

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders'
	Shares	value	of par value	deficit	deficit

Balance at December 31, 2007 (Audited)	2,382,829	$2,383	$15,551,667	$(16,436,900)	$(882,850)

Net loss	—	—	—	(386,561)	(386,561)

Net proceeds from raised capital	1,891,667	1,892	413,109		415,000

Stock based compensation related to
options granted	—	—	5,526	—	5,526

Balance at September 30, 2008 (Unaudited)	4,274,496	$4,275	$15,970,302	$(16,823,461)	$(848,884)

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(386,561)	$(398,584)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	30,567	26,051
Stock based compensation related to options granted	5,526	2,266
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(82,739)	21,757
Decrease in inventories	2,401	6,402
Decrease (increase) in deferred hardware and software costs	130,222	(2,363)
Increase in other prepaid expenses	(206,220)	(74,635)
(Decrease) increase in accounts payable	(633,917)	152,197
Decrease in customer deposits	(8,774)	(10,099)
Decrease in accrued expenses	(37,476)	(28,277)
Increase in deferred revenues	727,765	100,575
Net cash used for operating activities	(459,206)	(204,710)

Cash flows from investing activities:
Purchases of property and equipment	(15,408)	(15,187)
Additions to capitalized software development costs	—	(1,674)
Net cash used for investing activities	(15,408)	(16,861)

Cash flows from financing activities:
Net proceeds from additional capital raised	415,000	262,165
Principal payments on note payable	(18,125)	(22,085)
Principal payments on obligations
under capital lease	(15,450)	(9,509)
Net cash provided by financing activities	381,425	230,571

Net (decrease) increase in cash	(93,189)	9,000
Cash, beginning of period	257,019	162,783

Cash, end of period	$163,830	$171,783

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$6,848	$8,048
Non-cash investing and financing activities:
Accrued compensation paid with stock	$—	21,250
Deferred compensation paid with stock	$—	15,000
Acquisition of property and equipment under capital lease	$—	48,539

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

General

The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of September 30, 2008, and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2007, which are included in the Company’s Form 10-KSB. The year-end condensed balance sheet data was derived from audited financial statements.

Reverse Stock Split

On July 31, 2008, our Board of Directors approved a reverse stock split and established a ratio of 1-for-15. This move followed a vote at our Annual Shareholders’ Meeting on June 24, 2008, in which shareholders authorized the Board to effect the reverse stock split. Upon market open on July 31, 2008, our common stock began trading on a split-adjusted basis under the new trading symbol "NDCP.”

The number of shares of our authorized common stock was reduced from 50,000,000 shares as of July 30, 2008, to approximately 3,333,333 shares post-split. The number of shares reserved for issuance under our stock option plans was also reduced proportionately. As a result of the reverse stock split, every 15 shares of common stock that was issued and outstanding was automatically combined into one issued and outstanding share, without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who would be entitled to fractional shares will receive cash in lieu of receiving fractional shares. The reverse stock split affected all shares of common stock, stock options and warrants of NDI outstanding as of immediately prior to the effective time of the reverse stock split.

All shares of common stock have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

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

During the nine months ended September 30, 2008 and 2007, share-based compensation expense amounted to $5,526 and $2,266.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended September 30, 2008.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock options outstanding and related disclosures have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

The weighted average grant date fair value of options granted was $0.15 and $0.45 during the nine months ended September 30, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months ended	Nine Months ended
	September 30, 2008	September 30, 2007

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	103.8%	99.6%

Risk-free interest rate (3)	2.62%	4.57%
Expected annual dividend rate	0%	0%

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

Stock Option Plans

On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") which provided for issuance of both incentive stock options and non-qualified options to employees. As of September 30, 2008, there were options to purchase 13,333 shares of common stock outstanding and no shares available for grant under the 1997 Plan.

On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. As of September 30, 2008, there were options to purchase 1,332 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

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

Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of September 30, 2008, there were 91,664 options outstanding under the 2007 Plan and 108,333 shares available for grant under the 2007 Plan.
The following table summarizes information about stock options outstanding at September 30, 2008:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2007	89,663	$2.26	7.21	$ –
Granted	16,666	0.23
Exercised	–
Cancelled/forfeited	–
Outstanding at September 30, 2008	106,329	1.94	7.56	$ –
Options vested or expected to vest at September 30, 2008 (1)	96,246	2.10	7.44	$ –
Options exercisable at September 30, 2008	33,415	$5.22	4.89	$ –

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

4. Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 9” ("FIN 48"), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position.  As discussed in the financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  The implementation of FIN 48 had no effect on the Company’s financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at September 30, 2008.

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

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

For the three months ended September 30, 2008, we reported a net loss of $329,414 compared to a net loss of $85,461 for the three months ended September 30, 2007. The increased loss was a direct result of lower revenues.

Revenue and Gross Profit

Total revenues decreased 76% to $159,125 for the three months ended September 30, 2008 from $667,668 for the three months ended September 30, 2007. Total product revenues decreased 96% to $19,175 for the three months ended September 30, 2008 from $444,686 for the comparable prior period. The decrease was due to lower sales of our new route software product, RRLE. Total service revenues decreased 37% to $139,950 for the three months ended September 30, 2008 from $222,982 for the comparable prior period. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers.

We experienced a negative gross profit of $16,733 for the three months ended September 30, 2008, compared to $155,682 or 23% of revenues for the prior comparable period.  The decline in gross profit was due to our decreased product sales and lower professional service billings.

Operating Expenses

Selling and marketing expenses for the three months ended September 30, 2008 were $94,321 compared to 76,758 for the prior comparable period, an increase of $17,563 or 23%.  The increase is due primarily to higher expenses to support marketing of our flagship RouteRider LE™ Direct Store Delivery solution for the Beverage, Baking, Coffee & Tea, Dairy, and Snack Food industries.

General and administrative expenses for the three months ended September 30, 2008 were $216,951compared to $175,048 for the prior comparable period, an increase of $41,903 or 24%. The increase is a result of higher legal and professional fees related to the company’s reverse stock split.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007.

For the Nine months ended September 30, 2008, we reported a net loss of $386,561 compared to a net loss of $398,584 for the Nine months ended September 30, 2007. The reduced loss was a direct result of higher revenues combined with lower payroll costs, resulting from reduced manpower, along with reduced legal and directors’ fees.

Revenue and Gross Profit

Total revenues increased 11% to $1,641,292 for the nine months ended September 30, 2008 from $1,481,018 for the nine months ended September 30, 2007. Total product revenues increased 26% to $1,006,077 for the nine months ended September 30, 2008 from $797,739 for the comparable prior period. The increase was due to higher sales of our new route software product, RRLE, offset by decreased sales of our Datacomputers. Total service revenues decreased 7% to $635,215 for the nine months ended September 30, 2008 from $683,279 for the comparable prior period. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers, offset by higher billings of our professional services for RRLE implementation projects.

Gross profit was $452,485 or 28% of revenues for the nine months ended September 30, 2008, compared to $451,775 or 31% of revenues for the prior comparable period.  The decreased profit was due to sales during the nine months ended September 30, 2007 which carried a higher profit.

Operating Expenses

Selling and marketing expenses for the nine months ended September 30, 2008 were $251,152 compared to $243,378 for the prior comparable period, an increase of $7,774 or 3%.  The increase is due primarily to higher commission expenses resulting from higher revenues.

General and administrative expenses for the nine months ended September 30, 2008 were $586,003 compared to $625,507 for the prior comparable period, a decrease of $39,504 or 6%. The decrease is a result of reduced legal and directors’ fees combined with lower payroll costs resulting from reduced manpower. These were offset by higher professional fees related to the company’s reverse stock split.

Liquidity and Capital Resources

We used cash of $459,206 and $204,710 for operating activities for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in accounts receivable and prepaid expenses, offset by a decrease in deferred hardware and software cost and an increase in deferred revenues related to new orders for RRLE scheduled for completion in the later part of 2008. For the nine months ended September 30, 2007, our principal operating cash was used to fund our loss from operations combined with an increase in prepaid expenses, along with a decrease in accrued expenses and customer deposits, offset by an increase in accounts payable and deferred revenues.

We used cash of $15,408 and $16,861 for investing activities from operations for the nine months ended September 30, 2008 and 2007, respectively. The cash was used for the purchase of capital equipment. As of September 30, 2008, we had no material commitments for capital expenditures.

We generated cash of $381,425 and $230,571 for financing activities for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we raised capital in the amount of $415,000, and made payments on obligations under our notes payable and capital leases. During the nine months ended September 30, 2007, we raised capital, net of expenses, in the amount of $262,165 and made payments on obligations under our notes payable and capital leases.

We have an accumulated deficit of approximately $16,823,000 through September 30, 2008. As a result of our deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for  the year ended December 31, 2007 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have taken numerous steps to address this situation. In prior periods, we divested ourselves of our audit business line in connection with a transaction relating to shares of our preferred and common stock held by a majority holder of our capital stock.  We also entered into an arrangement with A.S.T., Inc. (“AST”) and Phyle Industries, Inc. (“Phyle”) pursuant to which we sold our audit business line to AST in exchange for 4,150 shares of our preferred stock (representing all of our issued and outstanding preferred stock).

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

As of September 30, 2008, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During the first 9 months of 2008, three customers accounted for approximately 84% of our total revenues.Critical Accounting Policies and Estimates

Use of Estimates

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

ITEM 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation under the supervision of the Chief Executive Officer and the Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of September 30, 2008. Based on the aforementioned evaluation, management has concluded that our disclosure control and procedures were not effective as of September 30, 2008 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues.

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

(ii)                  We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)                  Two material weaknesses were identified in our internal control over financial reporting relative to accounting for the quarter ended September 30, 2008. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential inability of our accounting staff to handle certain complex accounting issues.   We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements.

Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(c)           Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2008 Anthony Stafford, William Berens, Jack MacKinnon and other investors purchased 1,825,000 shares of our common stock at a price of $0.20 for a total cash consideration of $365,000.

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

5.	To ratify the appointment of Carlin, Charron & Rosen, LLP as the independent registered public accounting firm of the Company;

The votes for each of the proposals were as follows:

	FOR:	AGAINST	ABSTAIN

Proposal 1.	29,975,674	-0-	343
Proposal 2.	29,925,670	50,923	83
Proposal 3.	29,925,793	50,775	108
Proposal 4.	29,872,903	51,028	52,745
Proposal 5.	29,975,750	661	265

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

(a)	Exhibits

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

NATIONAL DATACOMPUTER, INC.

November 24, 2008	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

November 24, 2008	/s/ Bruna Bucacci
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