Form 10-Q/A
period 2008-09-30
NATIONAL DATACOMPUTER INC
filed 2009-01-15
CIK 812880

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

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q for National Datacomputer Inc. (the “Company”) for the quarterly period ended September 30, 2008 is being filed to disclose that the financial statements included in the Company’s Form 10-Q for such quarterly period have not been reviewed by the Company’s Independent Registered Public Accounting Firm. This Amendment does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Form 10-Q, or except for changes described above, modify disclosures in the previously filed Form 10-Q.

NATIONAL DATACOMPUTER, INC.
INDEX
PART I.  FINANCIAL INFORMATION

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$163,830	$257,019
Accounts receivable, net of allowance for doubtful accounts of $3,000	158,897	76,158
Inventories, net	—	2,401
Deferred hardware and software costs	669,401	799,623
Prepaid expenses	278,348	52,317
Total current assets	1,270,476	1,187,518
Prepaid expenses		19,811
Property and equipment, net	46,840	56,826
Capitalized software development costs, net	4,116	9,289
Total Assets	$1,321,432	$1,273,444

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Current obligations under capital lease	$21,903	$19,093
Note payable	—	18,125
Accounts payable	788,712	1,422,629
Customer deposits	1,190	9,964
Accrued payroll and related taxes	40,310	52,535
Other accrued expenses	72,959	98,210
Deferred revenues	1,235,823	508,058
Total current liabilities	2,160,897	2,128,614
Obligations under capital lease, net of current portion	9,419	27,680
Total Liabilities	2,170,316	2,156,294

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,274,496 and
2,382,829 shares issued and outstanding at September 30, 2008 and December 31, 2007	4,275	2,383

Capital in excess of par value	15,970,302	15,551,667
Accumulated deficit	(16,823,461)	(16,436,900)
Total Stockholders’ Deficit	(848,884)	(882,850)
Total Liabilities and Stockholders’ Deficit	$1,321,432	$1,273,444

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

General

The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, except that such financial statements have not been reviewed by our Independent Registered Public Accounting Firm. The financial statements do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of September 30, 2008, and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2007, which are included in the Company’s Form 10-KSB. The year-end condensed balance sheet data was derived from audited financial statements.

Reverse Stock Split

On July 31, 2008, our Board of Directors approved a reverse stock split and established a ratio of 1-for-15. This move followed a vote at our Annual Shareholders’ Meeting on June 24, 2008, in which shareholders authorized the Board to effect the reverse stock split. Upon market open on July 31, 2008, our common stock began trading on a split-adjusted basis under the new trading symbol “NDCP.”

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

The following table summarizes information about stock options outstanding at September 30, 2008:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2007	89,663	$2.26	7.21	$ —
Granted	16,666	0.23
Exercised	—
Cancelled/forfeited	—
Outstanding at September 30, 2008	106,329	1.94	7.56	$ —
Options vested or expected to vest at September 30, 2008 (1)	96,246	2.10	7.44	$ —
Options exercisable at September 30, 2008	33,415	$5.22	4.89	$ —

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

The interim financial statements for the 9 months ended September 30, 2008 have not been reviewed by our Independent Registered Public Accounting Firm.

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

NATIONAL DATACOMPUTER, INC.

January 15, 2009	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

January 15, 2009	/s/ Bruna Bucacci
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