Form 10-Q/A
period 2008-09-30
NATIONAL DATACOMPUTER INC
filed 2009-03-09
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment #2

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

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q for National Datacomputer Inc. (the “Company”) for the quarterly period ended September 30, 2008, as filed with the Securities and Exchange Commission on January 15, 2009, is being filed to remove a previous disclosure regarding the fact that financial statements included in the Company’s Form 10-Q for such quarterly period had not been reviewed by the Company’s Independent Registered Public Accounting Firm. In addition, this amended Quarterly Report on Form 10-Q includes certain additional disclosures regarding the Company’s liquidity and capital resources, and also reflects a correction to the Company’s basic and diluted net loss per share attributable to common stockholders for the nine month period ended September 30, 2008 as a result of a correction to the weighted average shares outstanding for that period.

NATIONAL DATACOMPUTER, INC.

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$163,830	$257,019
Accounts receivable, net of allowance for doubtful accounts of $3,000	158,897	76,158
Inventories, net	—	2,401
Deferred hardware and software costs	669,401	799,623
Prepaid expenses	278,348	52,317
Total current assets	1,270,476	1,187,518
Prepaid expenses	—	19,811
Property and equipment, net	46,840	56,826
Capitalized software development costs, net	4,116	9,289
Total Assets	$1,321,432	$1,273,444

Liabilities and Stockholders' Deficit:
Current Liabilities:
Current obligations under capital lease	$21,903	$19,093
Note payable	—	18,125
Accounts payable	788,712	1,422,629
Customer deposits	1,190	9,964
Accrued payroll and related taxes	40,310	52,535
Other accrued expenses	72,959	98,210
Deferred revenues	1,235,823	508,058
Total current liabilities	2,160,897	2,128,614
Obligations under capital lease, net of current portion	9,419	27,680
Total Liabilities	2,170,316	2,156,294

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,274,496 and 2,382,829 shares issued and outstanding at September 30, 2008 and December 31, 2007	4,275	2,383

Capital in excess of par value	15,970,302	15,551,667
Accumulated deficit	(16,823,461)	(16,436,900)
Total Stockholders' Deficit	(848,884)	(882,850)
Total Liabilities and Stockholders' Deficit	$1,321,432	$1,273,444

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Product	$19,175	$444,686	$1,006,077	$797,739
Services	139,950	222,982	635,215	683,279
Total Revenues	159,125	667,668	1,641,292	1,481,018

Cost of revenues	175,858	511,986	1,188,807	1,029,243

Gross Profit	(16,733)	155,682	452,485	451,775

Operating expenses:
Selling and marketing	94,321	76,758	251,152	243,378
General and administrative	216,951	175,048	586,003	625,507
	311,272	251,806	837,155	868,885
Loss from operations	(328,005)	(96,124)	(384,670)	(417,110)

Other income (expense):
Interest income	132	1,518	2,650	6,013
Gain (loss) on currency exchange	784	12,543	2,768	20,561
Interest expense	(2,325)	(3,398)	(7,309)	(8,048)
Net loss	(329,414)	(85,461)	(386,561)	(398,584)

Calculation of net loss per common share:

Basic and diluted net loss per share attributable to common stockholders (restated)	$(0.12)	$(0.04)	$(0.16)	$(0.18)

Weighted average shares (basic and diluted) (restated)	2,670,375	2,382,829	2,478,678	2,179,156

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders'
	Shares	value	of par value	deficit	deficit

Balance at December 31, 2007 (Audited)	2,382,829	$2,383	$15,551,667	$(16,436,900)	$(882,850)

Net loss	—	—	—	(386,561)	(386,561)

Net proceeds from raised capital	1,891,667	1,892	413,108		415,000

Stock based compensation related to options granted	—	—	5,527	—	5,527

Balance at September 30, 2008 (Unaudited)	4,274,496	$4,275	$15,970,302	$(16,823,461)	$(848,884)

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(386,561)	$(398,584)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	30,567	26,051
Stock based compensation related to options granted	5,527	2,266
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(82,739)	21,757
Decrease in inventories	2,401	6,402
Decrease (increase) in deferred hardware and software costs	130,222	(2,363)
Increase in other prepaid expenses	(206,220)	(74,635)
(Decrease) increase in accounts payable	(633,917)	152,197
Decrease in customer deposits	(8,774)	(10,099)
Decrease in accrued expenses	(37,476)	(28,277)
Increase in deferred revenues	727,765	100,575
Net cash used for operating activities	(459,205)	(204,710)

Cash flows from investing activities:
Purchases of property and equipment	(15,408)	(15,187)
Additions to capitalized software development costs	—	(1,674)
Net cash used for investing activities	(15,408)	(16,861)

Cash flows from financing activities:
Net proceeds from additional capital raised	415,000	262,165
Principal payments on note payable	(18,125)	(22,085)
Principal payments on obligations under capital lease	(15,451)	(9,509)
Net cash provided by financing activities	381,424	230,571

Net (decrease) increase in cash	(93,189)	9,000
Cash, beginning of period	257,019	162,783

Cash, end of period	$163,830	$171,783

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$6,848	$8,048
Non-cash investing and financing activities:
Accrued compensation paid with stock	$—	21,250
Deferred compensation paid with stock	$—	15,000
Acquisition of property and equipment under capital lease	$—	48,539

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

General

The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The financial statements do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of September 30, 2008, and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2007, which are included in the Company’s Form 10-KSB. The year-end condensed balance sheet data was derived from audited financial statements.

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

2.    Liquidity and Capital Resources

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

 During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 2,022,616 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG (“CapitalBank”). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

During July and September 2008, our executive officer together with members of our Board of Directors and one additional investor agreed to invest an aggregate of $415,000 in exchange for an aggregate of 1,891,667 shares of our common stock. These funds were used to provide us with needed working capital

We continue exploring all opportunities to improve our financial condition by pursuing potential revenues sources through increased marketing efforts. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving actions or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2008. There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.

3.    Recent accounting pronouncements:

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

4.    Restatement:

This amended Form 10Q/A includes a restatement of basic and diluted earnings per share for the nine month period ended September 30, 2008 as a result of a correction to the weighted average shares outstanding as previously disclosed in our Form 10Q/A, filed on January 15, 2009.  The following table summarizes the adjusted information:

	As Originally Reported	As Restated

Weighted average shares outstanding (basic and diluted)	3,116,163	2,478,678

Basic and diluted net loss per share attributable to common stockholder	$(0.12)	$(0.16)

5.    Share-based payments:

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

During the nine months ended September 30, 2008 and 2007, share-based compensation expense amounted to $5,527 and $2,266, respectively.

During the three months ended September 30, 2008 and 2007, share-based compensation expense amounted to $2,008 and $1,363, respectively.

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

The weighted average grant date fair value of options granted was $0.18 and $0.41 during the nine months ended September 30, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

The following table summarizes information about stock options outstanding at September 30, 2008:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2007	89,663	$2.26
Granted	16,666	0.23
Exercised	—
Cancelled/forfeited	—
Outstanding at September 30, 2008	106,329	1.94	7.56	$—
Options vested or expected to vest at September 30, 2008 (1)	96,246	2.10	7.44	$—
Options exercisable at September 30, 2008	33,415	$5.22	4.89	$—

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

6.    Income Taxes:

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

For the three months ended September 30, 2008, we reported a net loss of $329,414 compared to a net loss of $85,461 for the three months ended September 30, 2007. The increased loss was a direct result of lower revenues and increased operating expenses.

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

Operating Expenses

Selling and marketing expenses for the three months ended September 30, 2008 were $94,321 compared to $76,758 for the prior comparable period, an increase of $17,563 or 23%.  The increase is due primarily to higher expenses to support marketing of our flagship RouteRider LE™ Direct Store Delivery solution for the Beverage, Baking, Coffee & Tea, Dairy, and Snack Food industries.

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

Gross profit was $452,485 or 28% of revenues for the nine months ended September 30, 2008, compared to $451,775 or 31% of revenues for the prior comparable period.  The decreased profit was due to sales during the nine months ended September 30, 2007 carrying a higher profit than the nine months ended September 30, 2008.

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

Liquidity and Capital Resources

We used cash of $459,205 and $204,710 for operating activities for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in accounts receivable and prepaid expenses, offset by a decrease in deferred hardware and software cost and an increase in deferred revenues related to new orders for RRLE scheduled for completion in the later part of 2008. For the nine months ended September 30, 2007, our principal operating cash was used to fund our loss from operations combined with an increase in prepaid expenses, along with a decrease in accrued expenses and customer deposits, offset by an increase in accounts payable and deferred revenues.

We used cash of $15,408 and $16,861 for investing activities from operations for the nine months ended September 30, 2008 and 2007, respectively. The cash was used for the purchase of capital equipment. As of September 30, 2008, we had no material commitments for capital expenditures.

We generated cash of $381,424 and $230,571 for financing activities for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we raised capital in the amount of $415,000, and made payments on obligations under our notes payable and capital leases. During the nine months ended September 30, 2007, we raised capital, net of expenses, in the amount of $262,165 and made payments on obligations under our notes payable and capital leases.

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

 During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 2,022,616 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle had previously purchased from Capital Bank Grawe Gruppe AG (“CapitalBank”). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

During July and September 2008, our executive officer together with members of our Board of Directors and one additional investor, agreed to invest an aggregate of $415,000 in exchange for an aggregate of 1,891,667 shares of our common stock. These funds were used to provide us with needed working capital

We continue exploring all opportunities to improve our financial condition by pursuing potential revenues sources through increased marketing efforts. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving actions or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2008. There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.

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

Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During the first nine months of 2008, three customers accounted for approximately 84% of our total revenues.

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

Revenue Recognition

We recognize product revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. Our sales contracts provide for the customer to accept title and risk of loss at the time of delivery of the product to a common carrier.

Our revenue arrangements sometimes involve multiple elements (i.e. products and services). Revenue under multiple arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21,  “Accounting for Revenue Arrangements with Multiple Deliverables”.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at time of delivery. If the arrangement has an undeliverable element, we ensure that we have objective and reliable evidence of the fair value of the undeliverable element. Fair value is determined based upon the price charged when the element is sold separately.  When products and services are sold together and fair values have been established, revenue related to the hardware is generally recognized when title and risk of loss have passed, and revenue related to services are recognized as the services are provided.  If fair values of the various elements have not been established, we defer all revenue until all elements have been delivered.

For revenue arrangements with multiple deliverables that include or represent software products and services as well as any non-software deliverables for with a software deliverable is essential to its functionality, we recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2,  “Software Revenue Recognition”  (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists, no significant obligations with regard to installation on implementation remain, and customer acceptance, when applicable, is obtained.  Our revenue arrangements may include hardware, software, services and maintenance.  If software is essential to the functionality of the hardware, we generally defer the recognition of revenue related to the hardware until the software revenue can be recognized.  If services are essential to the functionality of the software, revenue related to the services are also deferred until the software revenue can be recognized.  If the only undelivered element is maintenance for which VSOE of fair value can be established, revenue related to the software and the related elements is recognized upon customer acceptance of the software.  The maintenance will then be recognized ratably over the contract term.

Service revenue that is not essential to the functionality of a software product is recognized as the services are provided on a time and materials basis.

Hardware and software maintenance that is not sold as part of a multiple element arrangement is recognized ratably over the contract maintenance term.

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

ITEM 4.     Controls and Procedures

a)    Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation under the supervision of the Chief Executive Officer and the Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of September 30, 2008. Based on the aforementioned evaluation, management has concluded that our disclosure control and procedures were not effective as of September 30, 2008 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues. In addition, as a result of the fact that our September 30, 2008 Form 10-Q was originally filed without a review having been performed by our Independent Registered Public Accounting Form, our Independent Registered Public Accounting firm has concluded that as of September 30, 2008 a material weakness existed related to our disclosure controls and procedures, specifically with regards disclosures and procedures mandated by Securities and Exchange Commission regulations.

(b)    Changes in Internal Control over Financial Reporting

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

NATIONAL DATACOMPUTER, INC.

March 9, 2009	By:	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

March 9, 2009	By:	/s/ Bruna Bucacci
Bruna Bucacci
Chief Accounting Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.                                                      Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Accounting Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.