Form 10-K
period 2008-12-31
NATIONAL DATACOMPUTER INC
filed 2009-03-27
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
_________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008                                                Commission file number 000-15885

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated files, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐            Accelerated filer ☐   Non-accelerated filer ☐            Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant at June 30, 2008 was approximately $479,804.

As of March 27, 2009 there were 4,274,496 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Business,“ contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business, if necessary;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and engineering personnel; and

•	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure our stockholders or potential investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

Item 1.     Business

Description of Business.

National Datacomputer, Inc. (hereinafter referred to as the “Company”, “we”, “us” or “our”) was organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. We are engaged exclusively in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our products.

From the very beginning we designed our software solution based on the customer’s unique specifications. Our first entry into the market was a DOS-based Route Accounting software solution named RouteRider® which we developed in 1988. The RouteRider software, running on our first generation of rugged handheld Datacomputer® (“Datacomputer”) the DC3.0, was originally designed and built for an office coffee service company. Since that time multiple generations of Datacomputers (DC3X, DC4 and DC4CE) were designed and brought to market and our software application was improved customer by customer and market by market. Historically we have provided dependable solutions for distribution markets such as baking, dairy, beer, soda, water, wine and spirits.

Although customers can still buy our Datacomputers running our original RouteRider software, we have now channeled all of our experience into a new portable and highly parameterized Route Accounting solution designed to run on the very latest industry standard Microsoft™ operating systems and architectures which we believe increases our market potential by running on industry preferred operating systems and handheld devices.

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

Our goal continues to be a leading supplier in the route accounting system markets and in selected other market sectors which we may identify in the future. The key elements of this strategy include: (i) listening to our customers and prospects and then designing and building solutions that resolve their inventory and supply chain product problems; (ii) continuously updating our software solutions to remain current with customers’ needs as well as existing technology; and (iii) hiring people with industry experience.

Products

We implement software solutions, such as our Microsoft™ DOS®-based RouteRider product and the Microsoft™ Windows Mobile®-based RouteRider LE product, for companies that need the latest technology to manage and improve their business operations to account for inventory in route based deliveries. Our Route Accounting solution functions as a combined point of sale and a rolling warehouse management system with all the technical and audit functionality needed for today’s working environments.

In June 2004 we signed a distribution partnership with Micronet, LTD, giving us rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico. Since that time we have worked with Micronet to modify this software so that it conforms to the North American market. We plan to expand our sales team in order to seek to increase revenues and boost productive partnerships with software and hardware partners.  In addition we also plan to design and develop ancillary application software to go along with the existing Direct Store Delivery (“DSD”) software.  Our goal in undertaking these projects is to:

•	Expand the market into non DSD sales;
•	Increase our margins;
•	Increase our competitive capabilities; and
•	Improve our overall position as a preferred vendor for these products and services.

Products meeting these needs provide concurrent order taking, product delivery, signature capture, inventory tracking, and asset control. Salespeople enter customer orders in handheld computers and use portable printers to generate invoices that are left with the customers’ orders at their locations. At the end of a route delivery day, information stored in the handheld computer is transferred to the host information system and instructional and control information for the next day’s delivery routes is transferred back to the handheld computer.

Our Tailored Software Solutions

1.	RouteRider® LE

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

The software, named RouteRider® LE, (“RouteRider LE”) is a mobile sales force automation application designed to increase efficiency, improve productivity and make companies more profitable and competitive by allowing sales and distribution personnel to gather, enter and share data at the point of work.

We believe that RouteRider LE utilizes state of the art technology to provide a complete and comprehensive mobile solution for sales and route accounting applications, including pre-sale; van sale (DSD) and distribution. The sales/field force is equipped with handheld computers or PDA’s (Personal Digital Assistants) and communicates to the host or back office system through a dedicated communication server. RouteRider LE is designed to enable sales and field representatives to receive timely and updated information needed to make decisions and close transactions effectively and efficiently.

RouteRider LE runs on standard Microsoft™ Windows® operating systems. RouteRider LE software includes a communications server that mediates between a back office system and the handheld computers. The server implements a unique development that greatly increases communication data rates. The software is designed to include all of the functions that a sales person might perform during his or her work.

RouteRider LE contains detailed information on customers, products, prices and promotions. Historical information, down to the line item detail, can also be supplied. Surveys, voice messages, notes, graphics, e-mails, business intelligence, accounts receivable and other information are designed to improve the efficiency of the sales person on a daily basis.

RouteRider LE is a portable and highly parameterized Route Accounting solution, which is designed to run on standard Microsoft™ Windows operating systems, databases and utilizes cellular, Wi-Fi, and Bluetooth communications protocols.

2.	RouteRider®

Our Datacomputers can be equipped with our Microsoft™ DOS-based version of RouteRider® software, which is designed to be a powerful but easy-to-use route service system that can be customized for customers based on how they run their businesses. RouteRider-equipped Datacomputers allow sales people to communicate orders electronically as often as they want throughout the day, by modem or cellular phone.

Salespeople returning to an office or warehouse at the end of the day can exchange information by connecting their RouteRider Datacomputer to a communications server either directly or through NDINet™, our proprietary network software, which unattended, can receive information from multiple RouteRider Datacomputers at multiple locations. Sales people who do not return to an office or warehouse at the end of the day can call their home base every evening to communicate the day’s activities and load the RouteRider Datacomputer with up-to-the-minute information on products, pricing, and the next day’s customers.

Once the results of daily activities are uploaded from the RouteRider Datacomputer to the communications server, the server uploads this new data to the customer’s host system’s route accounting, sales, distribution, accounts receivable (“A/R”), and inventory programs, thereby saving data-entry costs and eliminating transcription and keying errors. The server also downloads to the salesperson’s RouteRider Datacomputer all the updated information needed for the next day’s work—route schedule, customer files, history updates, customer specific pricing changes, promotions, updated A/R status, open invoices, and more. During the day, at each route stop, the driver takes the customer’s inventory, calculates what new stock needs to be added, prints out a delivery slip for each customer and also captures customer signature.  At the end of the day, a complete report of the driver’s deliveries can be printed. According to a number of our customers, the use of our RouteRider Datacomputers has significantly improved driver efficiency.

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

Service and Support

Superior service is a vital part of our competitive strategy and institutionally we emphasize the quality of both our hardware and software service. Our customer service department manages all installations, preparations and follow-up support. We provide depot repair services for our own manufactured hardware as well as other manufacturers’ handhelds.

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

Approximately 41% of our 2008 total revenue was attributed to service and support sales.

Key Customers

During 2008, three customers accounted for approximately 83% of our total revenues. The majority of our customers place orders with us on an “as needed basis”; however there are times when a customer will place an order for delivery over a twelve month period.

Competition

The market for our route service products is highly competitive and acutely influenced by advances in technology, new product introduction and price competition. Our competitors include Trimble, Apacheta Corporation, BelTech Systems and High Jump Software, all of which have greater financial, marketing and technical resources than we do. In addition, larger corporations could enter the direct store delivery sales and service segment of the hand-held computer market.

Employees

As of December 31, 2008, we had 6 full-time employees. Of these employees, two were engaged in sales and marketing, two in service and customer support, and two in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

Item 1A.    Risk Factors.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We will need to generate more revenues than we did in 2008 in order to become profitable and sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. Although we believe that many of the cost savings and other activities we undertook last year, together with our expected levels of revenues for this year, will allow us to generate cash flow from operations, we may not achieve profitability this year or be able to sustain profitability in future years. Failure to achieve and maintain profitability will likely adversely affect the price of our Common Stock.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities and from the sale of a product line in 2007. In order to continue to fund our operations, we may need to raise additional capital, through the sale of securities. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants and a security interest in all or substantially all of our assets.  If we fail to obtain acceptable financing when needed, we may not have sufficient resources to fund our normal operations which would have a material adverse effect on our business.

IF WE ARE UNABLE TO GENERATE ADEQUATE WORKING CAPITAL FROM OPERATIONS OR RAISE ADDITIONAL CAPITAL THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph about our ability to continue as a going concern. Although we have been able to reduce our operating expenses by 8% in 2008, as compared to 2007, we still have incurred an accumulated deficit of approximately $17.0 million through December 31, 2008. As of December 31, 2008, we had approximately $120,000 in cash and negative working capital of $1,120,000. The 2008 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from equity transactions during 2008, we have a current ratio of 0.46 as of December 31, 2008, which is slightly lower than our current ratio of 0.56 at December 31, 2007 and is significantly less than 1.00, which is generally considered to place a company at higher financial risk.  In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

THE CURRENT FINANCIAL CRISIS AND UNCERTAINTY IN GLOBAL ECONOMIC CONDITIONS COULD CONTINUE TO NEGATIVELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

The current financial crisis and uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including unavailability of credit; insolvency of key suppliers resulting in product delays; customer insolvencies; rapid changes to the foreign currency exchange rates; decreased customer confidence; and decreased customer demand.  Any of these events, or any other events caused by the current financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

WE HAVE ONLY A SMALL NUMBER OF CUSTOMERS IN FINITE FIELDS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 41% of our 2008 total revenue was attributed to service and support sales. During 2008, one customer accounted for approximately 65% of our total revenues. Additionally, in 2008 our top three customers collectively accounted for 83% of our total revenues.

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

The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in customer preferences and other factors. Our future performance will depend on our ability to consistently:

·	identify emerging technological trends in our market;
·	identify changing customer requirements;
·	develop or maintain competitive technology, including new product offerings;
·	improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;
·	bring technology to market quickly at cost-effective prices; and
·	protect our intellectual property.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Due to the nature of our business and our competitive role in the industry, we will experience fluctuations in our quarterly operating results as we have in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

·	availability and pricing from our suppliers;
·	changes in the demand for our products by customers;
·	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;
·	rate and success of new customer development;
·	changes in our pricing policies or those of our competitors;
·	success in attracting, retaining and motivating qualified personnel;
·	changes in general economic conditions; and
·	obsolescence of inventory.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in Massachusetts. We will need to hire executives and a number of additional technical personnel if we are to sustain the development of new products and our ability to sell those products. Because competition for highly skilled technical personnel is so intense, companies in the Company’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us.

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

AS A PUBLIC COMPANY, WE NEED TO COMPLY WITH THE REPORTING OBLIGATIONS OF THE SECURITES EXCHANGE ACT OF 1934 AND SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.  IF WE FAIL TO COMPLY WITH THE REPORTING OBLIGATIONS OF THE EXCHANGE ACT AND SECTION 404 OF THE SARBANES-OXLEY ACT, OR IF WE FAIL TO MAINTAIN ADEQUATE INTERNAL CONTROLS OVER FINANCIAL REPORTING, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AND INVESTORS’ CONFIDENCE IN US, COULD BE MATERIALLY AND ADVERSELY AFFECTED.

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

Our management has identified three material weaknesses in our internal control over financial reporting for the year ended December 31, 2008.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties’ proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non- disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our or our customers’ misappropriation or infringement of the intellectual property will be successful.

RISKS RELATING TO OUR COMMON STOCK

A SIGNIFICANT HOLDER OF SHARES OF OUR COMMON STOCK HAS SUFFICIENT OWNERSHIP TO SINGULARLY DETERMINE THE RESULTS OF ANY STOCKHOLDER VOTE AND CONTROL OUR BOARD OF DIRECTORS.

As of March 27, 2009, Anthony Stafford and his four children beneficially own an aggregate of 2,615,077 shares of our common stock, or 61.2%, and thus a majority, of all outstanding shares of our common stock. Mr. Stafford has sole voting authority over all of such shares and will thus be able to determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as the sale of our company. Mr. Stafford is also a member of our Board of Directors.

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often limited and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange. Accordingly, shareholders may have difficulty reselling any of the shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND THE NASD’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results, or for other reasons that are not related to the performance of our business. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature of our business, the market price for our common stock may rise and fall in response to various factors, including:

·	announcements of technological innovations or new products, or competitive developments;
·	investor perceptions and expectations regarding our or our competitors’ products;
·	acquisitions or strategic alliances by us or our competitors; and
·	the gain or loss of a significant customer or order

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

Item 1b.     Unresolved Staff Comments.

Not applicable

Item 2.       Properties.

We maintain our principal offices and support operations in a leased 5,974 square foot facility in Billerica, Massachusetts. Our lease expires on April 30, 2009.  The annual base rent for our leased facilities is approximately $103,000.  The lease contains an option for renewal, and requires, among other things, that we will pay to our landlord as additional rent our pro rata share of certain operational and maintenance costs at the facility during the term of the lease. We believe that our facilities are adequate for our current needs and that additional space, if required, may be available at competitive rates.

Item 3.       Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.       Submission of Matters to a Vote of Security-Holders.

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board (“OTC”) under the symbol NDCP. On March 27, 2009, the last traded price for our common stock as reported by OTC was $0.10 per share.

For the periods indicated below, the table sets forth the range of high and low last sale prices for our Common Stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual retail transactions.  All information prior to July 31, 2008 and presented herein has been adjusted to reflect the reverse stock split executed on July 31, 2008.

2007

	High	Low
First Quarter	$0.75	$0.60
Second Quarter	0.75	0.45
Third Quarter	0.45	0.30
Fourth Quarter	0.60	0.30

2008

First Quarter	$0.38	$0.15
Second Quarter	0.90	0.15
Third Quarter	0.90	0.20
Fourth Quarter	0.20	0.10

As of March 27, 2009, there were approximately 928 stockholders of record of our common stock.

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

Summary of Equity Compensation Plans

We maintain an equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2008 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	200,000	$0.61	108,336
Equity compensation plans not approved by security holders	0		0
Total	200,000	$0.61	108,336

Unregistered Sales of Securities

The following summarizes all sales of our unregistered securities during the fiscal year ended December 31, 2008. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

On July 28, 2008, Anthony Stafford purchased 66,667 shares of our common stock for an aggregate purchase price of $0.75.

On September 18, 2008, members of our Board of Directors, along with one outside investor purchases 1,825,000 shares of our common stock for an aggregate purchase price of $0.20.

The securities issued as set forth above were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 6.       Selected Financial Data.

Not applicable.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our total revenues for the fiscal year ended December 31, 2008, were $1,820,196 as compared to $1,761,151 for the fiscal year ended December 31, 2007, an increase of 3%. Net loss for 2008 was $514,204, or $(0.18) per share, as compared to a loss of $520,377 or $(0.23) per share for 2007.

 During January 2007 acting as agent for certain new investors interested in purchasing shares of our common stock, we caused the transfer of 2,022,616 shares of our common stock, together with accrued but unpaid stock dividends (representing approximately 90% of our common stock in the aggregate) that Phyle Industries, Inc. (“Phyle”) had previously purchased from Capital Bank Grawe Gruppe AG (“CapitalBank”). These investors paid Phyle $250,000 for the purchase of our common stock and agreed to also provide us $350,000 to be used as working capital.

One of these investors, Anthony Stafford, including his four children, invested $400,000 for the purchase of shares of our common stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the $600,000 (including Mr. Stafford’s $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors, upon a majority approval from our stockholders, agreed to make such an investment and therefore purchased an aggregate of 471,944 shares of our common stock on the same terms on which Mr. Stafford purchased his shares.

Starting in 2006 we divested ourselves from our audit business to better concentrate our efforts on our new Route Accounting solution. In 2006, we delivered our first hand-held route solution, interfacing with the J.D. Edwards system, to an internationally recognized company in the food services industry. The implementation was successful and the company continued to deploy additional routes in Europe during 2007 and 2008. During 2008, we delivered a comprehensive RRLE Direct Store Delivery solution to a major bottling company and also contracted to deliver a similar solution to a major national bakery. This solution, with a value of approximately $1,000,000 is scheduled to be delivered in 2009.

Results of Operations

We continue exploring all opportunities to improve our financial condition by aggressively pursuing potential revenues. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing.  There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.  We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses, we have sufficient cash to fund our operations through the end of 2009.

The following discussion and analysis of results of operation focuses on continuing operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

For the year ended December 31, 2008, we reported a loss of $514,204, or $(0.18) per share, as compared to a loss of $520,377 or $(0.23) per share for the comparable prior year. The decreased net loss was a direct result of lower expenses.

Revenue

Our total revenue for the year ended December 31, 2008 increased 3% to $1,820,196 compared to $1,761,151 for the comparable prior year.

Product revenues for the year ended December 31, 2008 increased 29% to $1,082,647 compared to $839,451 for the prior year.

Service revenues for the year ended December 31, 2008 decreased 20% to $737,549 compared to $921,700 for the prior year. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers, offset by higher billings of our professional services for RRLE implementation projects.

Our gross profit was $471,239 or 26% of revenues for the year ended December 31, 2008, compared to $531,090 or 30% of revenues from the prior year. The lower margin is a direct result of lower service revenues combined with higher material costs.

Operating Expenses

Total operating expenses of $982,420 decreased 8% for the year ended December 31, 2008 from $1,068,857 for the comparable prior year.

Selling and marketing expenses for the year ended December 31, 2008 were $294,754 compared to $298,156 for the prior year, a decrease of 1%. The decrease is due to lower marketing expense offset by higher commission expenses.

General and administrative expenses for the year ended December 31, 2008 were $687,466 compared to $770,701 for the prior year, a decrease of 11%. The decrease is a result of reduced legal and directors’ fees.

Liquidity and Capital Resources

We used cash of $498,797 and $111,263 for operating activities for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, our principal operating cash requirement was used to fund our loss from operations along with a decrease in accounts payable and an increase in other prepaid expenses, offset by an increase in deferred revenue and a decrease in deferred hardware and software costs. For the year ended December 31, 2007, our principal operating cash requirement was used to fund our loss from operations along with an increase in deferred hardware and software costs and prepaid expenses, offset by an increase in accounts payable and deferred revenues.

We used cash of $15,408 and $16,861 for investing activities for the years ended December 31, 2008 and 2007, respectively. The cash was used for the purchase of capital equipment. As of December 31, 2008, we had no material commitments for capital expenditures.

We generated cash of $376,735 and $222,360 from financing activities for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, we raised capital in the amount of $415,000 and made payments on obligations under our notes payables and capital leases. For the year ended December 31, 2007, we raised capital, net of expenses in the amount of $262,165 and made payments on obligations under our notes payable and capital leases.

The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph about our ability to continue as a going concern. Although we have been able to reduce our operating expenses by 8% in 2008, as compared to 2007, we still have incurred an accumulated deficit of approximately $17.0 million through December 31, 2008. As of December 31, 2008, we had approximately $120,000 in cash and negative working capital of $1,120,000. The 2008 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from equity transactions during 2008, we have a current ratio of 0.46 as of December 31, 2008, which is slightly lower than our current ratio of 0.56 at December 31, 2007 and is significantly less than 1.00, which is generally considered to place a company at higher financial risk.  In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

At December 31, 2008, approximately 66% of our accounts payable was comprised of amounts due for services to our Directors and legal firm. Although no formal payment plans have been established, we plan on making monthly payment based on our availability of cash until such time as these amounts are paid in full.

We are exploring all opportunities to improve our financial condition by aggressively pursuing potential revenues. There is a possibility that we may not realize adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing. There can be no assurance that such financing, if required, will be available on reasonable terms, if at all.  We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses we have sufficient cash to fund our operations through the end of 2009.

We maintain adequate levels of inventory and have not experienced any interruption of supplies or services from vendors.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

We lease our office facilities under an operating lease expiring April 30, 2009. The lease contains an option for renewal and requires the payment of taxes and other operating costs.  Total rent expense under this operating lease was $132,828 and $153,996 for the years ended December 31, 2008 and 2007, respectively.

We also lease certain equipment under capital leases expiring at various dates through 2010.

 Minimum future lease commitments under operating and capital leases at December 31, 2008 are as follows:

Year ending December 31,	Operating	Capital
2009	$34,000	24,027
2010	—	7,038

Total minimum lease payments	$34,000	31,065
Less: amount representing interest		4,432

Present value of minimum lease payments		26,633
Less: Current obligations		20,310

Obligations under capital leases, net of current portion		$6,323

Recent Accounting Pronouncements

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

A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below.  This summary should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended December 31, 2008.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

The Company did not capitalize any software costs during 2008.  Amortization of capitalized software costs was $6,253 and $8,000 for the years ended December 31, 2008 and 2007, respectively.

Accounting for Income Taxes.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9” (“FIN 48”), on January 1, 2007. FIN 48 requires that the of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation FIN 48 had no effect on the Company’s financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at December 31, 2008.  The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2004-2007 remains open to examination by the I.R.S. and state authorities.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.       Financial Statements and Supplemental Data.

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation under the supervision of the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the existence of three material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, (ii) the potential inability of our accounting staff to handle certain complex accounting issues, and (iii) as a result of the fact that our September 30, 2008 Form 10-Q was originally filed without a review having been performed by our Independent Registered Public Accounting Firm, our Independent Registered Public Accounting Firm has concluded that as of September 30, 2008 a material weakness existed related to our disclosure controls and procedures, specifically with regards disclosures and procedures mandated by Securities and Exchange Commission regulations.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(ii)           We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)          Two material weaknesses were identified in our internal control over financial reporting relative to accounting for the year ended December 31, 2007, which still exist at December 31, 2008. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential inability of our accounting staff to handle certain complex accounting issues.  We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   In addition, as a result of the fact that our September 30, 2008 Form 10-Q was originally filed without a review having been performed by our Independent Registered Public Accounting Firm, our Independent Registered Public Accounting Firm has concluded that as of September 30, 2008 a material weakness existed related to our disclosure controls and procedures, specifically with regards disclosures and procedures mandated by Securities and Exchange Commission regulations.

These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements.
Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. No other material weaknesses in our internal control over financial reporting were identified.

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

(c)           Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Remediation Plan for Material Weakness

In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, intends to continue to enhance our internal control over financial reporting relative to accounting during fiscal year 2009 as follows:

•	Interview and potentially retain third party consultants which may assist the Company’s accounting staff in providing review and analysis of complex accounting issues, and

•	Engage additional expert resources to review material transactions so as to provide a review of what are otherwise unsegregated duties of finance and accounting staff.

•	Engage additional expert resources and legal counsel to provide guidance on SEC reporting regulations.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

On March 30, 2007, our Board of Directors elected two new members, Anthony Stafford and William Berens.  On February 12, 2008 and March 21, 2008, each of William Smart and John Ward retired as Directors and became Directors Emeriti. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by, and serve at, the discretion of our Board of Directors. The following table sets forth the year each of our current directors was elected to our Board of Directors and the age, positions and offices currently held by each director.  For information about ownership of our voting securities by each director, see Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name	Age	Year First Became Director	Position

Anthony Stafford	67	2007	Chairman of the Board

William B. Berens	55	2007	Director, President and Chief Executive Officer

John H. MacKinnon	68	2004	Director

Business Experience and Backgrounds of the Directors

The background of each of our current directors is as follows:

 Anthony Stafford joined our Board of Directors on March 30, 2007 upon his election to Chairman. Mr. Stafford is the principal founder, chairman and owner of Codec Systems Ltd. (“Codec”). Codec is a European leader in performance management and business intelligence software which was established in August 1985 and currently has offices in Dublin, Warsaw, Cologne and London. Prior to the establishment of Codec Mr. Stafford served as a financial controller in multi-national organizations including General Foods, IBM and Toyota. Mr. Stafford is also the co-founder and Board Member of Catalina Avalon S.p. z.o.o., a privately held Polish company which specializes in the construction industry in Poland. Mr. Stafford is also a Fellow of the Chartered Institute of Management Accountants.

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

Our Board of Directors has determined that each of our directors, other than William B. Berens, are “independent directors” in accordance with the rules of The NASDAQ Stock Market, Inc.

Audit Committee

The Audit Committee of our Board of Directors consists of one member, John H. MacKinnon (Chairman), who joined the committee upon his election to the Board on March 1, 2004. As a member of the Audit Committee, Mr. MacKinnon satisfies the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market, as such standards apply specifically to members of audit committees.  Mr. MacKinnon qualifies as an Audit Committee Financial Expert, as such term is defined under Item 401 of Regulation S-K, and has been designated the committee’s financial expert. He is also the Audit Committee Chairman.

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

The Audit Committee has met with the Company’s independent registered public accountants, CCR LLP, to discuss the results of its audit, the adequacy of the Company’s internal and external accounting controls, and the integrity of the Company’s financial reporting.  The Audit Committee met four times in 2008.

Audit Committee Report

This Audit Committee Report reviews actions taken with respect to the Company’s financial statements for the year ended December 31, 2008.

The Company’s management is responsible for the preparation, presentation and integrity of the Company’s financial statements and the reporting process, including the system of internal and external controls. CCR LLP, the Company’s independent registered public accounting firm, is responsible for auditing the Company’s financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2008, the Audit Committee took the following actions:

•	Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2008, with management and CCR LLP;

•	Discussed with CCR LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

•
Received written disclosures and the letter from CCR LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with CCR LLP its independence. The Audit Committee considered, with a view to maintaining the independence of its independent registered public accounting firm, the nature and scope of the non-audit services supplied to the Company by its independent registered public accounting firm.

•
The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Committee determined appropriate.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not employed by the Company for accounting or financial management or for any aspects of the Company’s system of internal accounting control. The members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the Company’s independent registered public accounting firm. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained procedures that are designed to assure compliance with accounting standards and applicable laws and regulations. In addition, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, the audited financial statements for the year ended December 31, 2008 being included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 to be filed with the Securities and Exchange Commission.

The Audit Committee
John H. MacKinnon, Chairman

Nominating, Compensation and Governance Committee

The Nominating, Compensation and Governance Committee of the Board of Directors consists of two members, Anthony Stafford (Chairman) and John H. MacKinnon The committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures, including determination of the compensation for our Chief Executive Officer.  The committee also makes recommendations to the full Board as to the size and composition of the Board and makes recommendations as to particular nominees.  The committee considers nominations for our Board in accordance with our Restated By-Laws, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.  The Committee also reviews and makes recommendations to the full Board concerning corporate governance matters.  The members of the Nominating, Compensation and Governance Committee qualify as independent under the definition promulgated by the NASDAQ Stock Market.

Executive Officers

Our executive officers, their ages and positions with the Company are as follows:
Name	Age	Position

William B. Berens	55	President and Chief Executive Officer

Bruna A. Bucacci	55	Chief Accounting Officer and Director of Operations

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

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our principal financial and accounting officer. The text of the code of ethics is filed as an exhibit to our Annual Report on Form 10-K and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary at National Datacomputer, Inc., 900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts 01821.  Disclosure regarding any amendments to or waivers from, provisions of the code of ethics that apply to our financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2008.

Item 11.  Executive Compensation

The following table sets forth all compensation paid or accrued during the last two fiscal years ended December 31, 2008 and December 31, 2007 to our Chief Executive Officer and to all other executive officers whose compensation exceeded $100,000 for the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
William B. Berens, (1) President and Chief Executive Officer	2008 2007	166,079 166,498(2)	-0- -0-	-0- -0-	166,498 166,498
Bruna A. Bucacci, Chief Accounting Officer	2008 2007	105,017 101,138(3)	-0- -0-	546(4) 287(4)	105,563 101,425

(1)
Mr. Berens joined us as our Vice President of Sales on March 1, 2004 and he became our President and Chief Executive Officer on March 6, 2006. On March 6, 2006, Mr. Berens agreed to defer 13% of his annual compensation on an ongoing basis pending improvement in the Company’s operations and resulting cash position. Beginning in April 2007, Mr. Berens no longer deferred his salary and in the year ended December 31, 2007, the Company paid Mr. Berens all of the deferred compensation with cash and shares of common stock.

(2)	Includes a bonus in the amount of $10,000 earned in the fiscal year ended December 31, 2006, but paid in 2008.

(3)	Includes a bonus in the amount of $5,000 earned in the fiscal year ended December 31, 2006, but paid in 2008.

(4)
Includes a stock option award of 6,666 shares of common stock at an exercise price of $0.03 per share. These options will vest and become exercisable ratably in four equal installments beginning on the first anniversary of the grant date. In the years ended December 31, 2008 and 2007, the amount of option award expense recognized for Ms. Bucacci was $546 and $287, respectively in accordance with SFAS 123R. See Note 2 to our Notes to Financial Statements for details as to the assumptions used to determine the fair value of the option award.

Mr. Berens became our President and Chief Executive Officer on March 6, 2006. We have not entered into a written employment agreement with him, but we have arranged for him to receive an annual salary of $150,000. We have also agreed that in the event of the termination of Mr. Berens’ employment by us for any reason, provided that at the time of termination, he has not engaged in any illegal wrongdoing or acted in a manner that was not in the best interest of the Company, Mr. Berens will be entitled to receive as severance payment, a payment equal to six months’ of his annual salary to be paid on a monthly basis. We will also continue to pay for his medical and dental benefits for such six-month period. We do not have any arrangements with Mr. Berens for any types of additional compensation, including bonus payments, insurance premium payments, and payments upon a termination following a change of control and retirement benefits. We have not issued Mr. Berens any stock awards or options to purchase shares of our common stock.

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

Outstanding Equity Awards Table at Fiscal Year End

Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price ($)	Option Expiration Date
Bruna Bucacci	6,666	$0.03	4/23/17

(1)	All options vest and become exercisable ratably in four equal installments beginning on the first anniversary of the grant date, which was 4/23/07.

We have not issued Mr. Berens any stock awards or options to purchase shares of our common stock.

Stock Option Exercises

There were no stock options exercised by the named executive officers for the fiscal year ended December 31, 2008.

Director Compensation Table

The following table details the total compensation earned by the Company’s outside Directors for the year ended December 31, 2008. Mr. Stafford received no compensation for his services as a member of the Board of Directors in Fiscal 2008.
Name	Fees Earned or Paid in Cash ($)

John H. MacKinnon	$6,667
Anthony Stafford	-0-

Mr. MacKinnon is schedule to receive an annual compensation of $20,000 for his services, however due to our cash constraints, we only paid Mr. MacKinnon $6,667 during the year ended December 31, 2008. Mr. Stafford has elected to be compensated only for expenses related to attending the Board of Directors and Committee Meeting. Members of the Audit Committee and the Compensation Committee of the Board of Directors of the Company were not compensated by the Company for their services. Additionally, none of the non-employee Directors was paid for attending board meetings. The Company reimbursed the non-employee Directors for their reasonable out-of-pocket expenses related to attending meetings of the Board of Directors or any of its committees. Management Directors did not receive any compensation for their services as Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2009 for (a) each stockholder known by us to own beneficially more than 5% of our common stock, (b) each current member of the Board of Directors, (c) each executive officer named in the Summary Compensation Table on page 7 hereof, and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned(1)
Name	Number	Percent
Anthony Stafford (2) c/o Codec Systems Limited Hyde House, Adelaide Road Dublin 2, Ireland	2,615,077	61.2%
Mary Lee Ingoldsby P.O. Box 647 Hingham, MA 02043	259,841	6.1%
William B. Berens	543,174	12.7%
John H. MacKinnon (3)	278,952	6.5%
Bruna Bucacci	72,554	1.7%
All executive officers and directors as a group (4 persons)	3,509,757	82.1%

(1)
The number of shares of common stock issued and outstanding on March 27, 2009 was 4,274,496. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on March 27, 2009, including shares of common stock subject to options and/or warrants held by such person at March 27, 2009 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.

(2)
Includes 666,667 shares in the aggregate beneficially owned by Mr. Stafford’s four children: Conor Stafford, Paula Stafford, Fiona Stafford and Ronan Stafford. Mr. Stafford has voting control over all of such shares.

(3)	Includes 144,097 shares jointly owned by Mr. MacKinnon’s spouse.

Item 13.  Certain Relationships and Related Transactions.

The audit committee is responsible for reviewing, approving or ratifying all material transactions between us and related person. Related persons can include any of our directors or executive officers, certain of our stockholders, and any of their immediate family members. This obligation is set forth in our audit committee charter. In evaluating related person transactions, the committee members apply the same standard of good faith and fiduciary duty they apply to their general responsibilities as a committee of the board and as individual directors. In any transactions involving a related party, our audit committee considers all available material facts and circumstances of the transaction, including: (i) the direct and indirect interests of related party; (ii) if the related party is a director (or immediate family member of a director or an entity with which the director is affiliated), the impact such transaction would have on the director’s independence; (iii) the risks, costs and benefit to us; and (iv) whether any alternative transaction for comparable purposed are available. Our audit committee then makes a determination as to whether the proposed terms of the transaction are in the best interest of the Company and otherwise consistent with arm’s-length dealings with unrelated third-parties.

On July 28, 2008, Anthony Stafford purchased 66,667 shares of our common stock for an aggregate purchase price of $0.75.

On September 18, 2008, members of our Board of Directors, along with one outside investor purchases 1,825,000 shares of our common stock for an aggregate purchase price of $0.20.

Item 14.  Principal Accountant Fees and Services

CCR LLP has been our independent registered public accounting firm since November 4, 2005.

Audit Fees

For the year ended December 31, 2008, CCR LLP billed us $51,054 for the audit of our financial statements and its review of our Quarterly Reports on Form 10-Q.

For the year ended December 31, 2007, CCR LLP billed us $65,959 for the audit of our financial statements and its review of our Quarterly Reports on Form 10-QSB.

Audit-Related Fees

For the year ended December 31, 2008, CCR LLP billed us $1,315 for the review of our proxy statement.

For the year ended December 31, 2007, CCR LLP billed us $7,000 for the review of our Form 8-K.

Tax Fees

For the year ended December 31, 2008, CCR LLP billed us $3,950 for the preparation of our 2007 corporate tax returns

For the year ended December 31, 2007, CCR LLP billed us $5,500 for the preparation of our 2006 corporate tax returns.

All Other Fees

For the year ended December 31, 2008, CCR LLP billed us $7,690 for the preparation of correspondence related to comments from the SEC. We did not pay any additional fees to CCR LLP, for other products or services during the year ended December 31, 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Certified Public Auditors

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

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

Tax services include all services performed by the independent registered auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered auditor.  All of the services performed by CCR LLP during fiscal 2008 were preapproved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The Company hereby furnishes the exhibits listed in the exhibit index. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1580, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address http://www.sec.gov.

(a)(1)       Financial Statements

(a)(2)       Exhibits.

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
3.13(m)
Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of Delaware on July 31, 2008 to affect a 1:15 reverse split of common stock and reduce the number of shares of common stock authorized under the Certificate of Incorporation.

3.14(h)	Restated By-Laws
4.1	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.12).
4.2(l)	Specimen Certificate of Common Stock.
10.1*(n)	2007 Employee, Director and Consultant Stock Plan, as amended.
10.2*(i)	1998 Stock Option Plan.
10.2(i)	Sixth Amendment to Lease dated August 14, 2000 by and between the Company and Middlesex Technology Center Trust V for the Company’s principal offices.
14.1(l)	Code of Ethics.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registration Statement on Form S-1 filed on April 17, 1987 (File No. 033-13392)
(b)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 31, 1994.
(c)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 10-KSB for the fiscal year ended December 29, 1996.
(d)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB for the quarterly period ended June 30, 2000.
(e)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed September 16, 1996.
(f)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 3, 1997.
(g)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Form 8-K filed March 6, 1998.
(h)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, Form 10-QSB/A for the quarterly period ended September 30, 1999.
(i)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(j)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(k)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(l)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(m)	Previously filed with the Commission as Exhibit 3.1 to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2008.
(n)	Previously filed with the Commission as Exhibit B to, and incorporated herein by reference from, the Company’s Proxy Statement filed with the Commission on May 8, 2008.
*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DATACOMPUTER, INC.

Date: March 27, 2009	By:	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Anthony Stafford	Chairman of the Board	March 27, 2009
Anthony Stafford
/s/ William B. Berens	President and Chief Executive Officer	March 27, 2009
William B. Berens	(principal executive officer and director)
/s/ Bruna A. Bucacci	Chief Accounting Officer	March 27, 2009
Bruna A. Bucacci	(principal financial and accounting officer)
/s/ John H. MacKinnon	Director	March 27, 2009
John H. MacKinnon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Datacomputer, Inc.

We have audited the accompanying balance sheets of National Datacomputer, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Datacomputer, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has recurring operating losses and has incurred an accumulated deficit of approximately $17.0 million at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP
Westborough, Massachusetts
March 27, 2009

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash	$119,549	$257,019
Accounts receivable, net of allowance for doubtful accounts of $3,000
at December 31, 2008 and 2007	114,874	76,158
Inventories, net		2,401
Deferred hardware and software costs	634,603	799,623
Prepaid expenses	97,314	52,317
Total current assets	966,340	1,187,518
Other assets	109,257	19,811
Property and equipment, net	38,926	56,826
Capitalized software development costs, net	3,036	9,289
Total assets	$1,117,559	$1,273,444

Liabilities and stockholders’ deficit:
Current liabilities:
Current obligations under capital lease	$20,310	$19,093
Note payable, current portion		18,125
Accounts payable	704,185	1,422,629
Customer deposits	2,045	9,964
Accrued payroll and related taxes	18,266	52,535
Other accrued expenses	44,979	98,210
Deferred revenues	1,296,483	508,058
Total current liabilities	2,086,268	2,128,614
Obligations under capital lease, net of current portion	6,323	27,680
Total liabilities	2,092,591	2,156,294

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,274,496
and 2,382,829 shares issued and outstanding at December 31, 2008 and 2007, respectively	4,275	2,383

Capital in excess of par value	15,971,797	15,551,667
Accumulated deficit	(16,951,104)	(16,436,900)
Total Stockholders’ deficit	(975,032)	(882,850)
Total liabilities and stockholders’ deficit	$1,117,559	$1,273,444

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2008	2007

Revenues:
Product	$1,082,647	$839,451
Services	737,549	921,700
Total Revenues	1,820,196	1,761,151

Cost of revenues	1,348,957	1,230,061

Gross Profit	471,239	531,090

Operating expenses:
Selling and marketing	294,754	298,156
General and administrative	687,666	770,701
	982,420	1,068,857
Loss from operations	(511,181)	(537,767)

Other income (expense):
Interest income	2,395	6,574
Gain on currency exchange	2,851	21,770
Interest expense	(8,269)	(10,954)
Net loss	$(514,204)	$(520,377)

Basic and diluted net loss per share	$(0.18)	$(0.23)

Weighted average shares (basic and diluted)	2,931,322	2,230,529

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders’
	Shares	value	of par value	deficit	deficit

Balance at January 1, 2007	1,776,058	$1,776	$15,250,229	$(15,916,523)	$(664,518)

Net loss	—	—	—	(520,377)	$(520,377)

Issuance of stock in satisfaction of accrued interest	535,822	536	(536)	—	—

Additional capital raised, net of costs of $87,835 (Note 12)	—	—	262,165	—	$262,165

Issuance of stock in satisfaction of accrued compensation	37,616	38	21,212	—	$21,250

Issuance of stock in satisfaction of deferred compensation	33,333	33	14,967	—	$15,000

Stock based compensation related to options granted	—	—	3,630	—	$3,630

Balance at December 31, 2007	2,382,829	2,383	15,551,667	(16,436,900)	(882,850)

Net loss	—	—	—	(514,204)	$(514,204)

Net proceeds from raised capital	1,891,667	1,892	413,108	—	$415,000

Stock based compensation related to options granted	—	—	7,022	—	$7,022

Balance at December 31, 2008	4,274,496	$4,275	$15,971,797	$(16,951,104)	$(975,032)

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(514,204)	$(520,377)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	39,561	37,439
Stock based compensation related to options granted	7,022	3,630
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(38,716)	22,827
Decrease in inventories	2,401	7,599
Decrease (increase) in deferred hardware and software costs	165,020	(784,559)
Increase in other prepaid expenses	(134,443)	(63,343)
(Decrease) increase in accounts payable	(718,444)	884,399
Decrease in customer deposits	(7,919)	(14,947)
(Decrease) increase in accrued expenses	(87,500)	56,924
Increase in deferred revenues	788,425	259,145
Net cash used for operating activities	(498,797)	(111,263)

Cash flows from investing activities:
Purchases of property and equipment	(15,408)	(15,187)
Additions to capitalized software development costs	—	(1,674)
Net cash used for investing activities	(15,408)	(16,861)

Cash flows from financing activities:
Net proceeds from additional capital raised	415,000	262,165
Principal payments on note payable	(18,125)	(27,775)
Principal payments on obligations
under capital lease	(20,140)	(12,030)
Net cash provided by financing activities	376,735	222,360

Net (decrease) increase in cash	(137,470)	94,236
Cash, beginning of period	257,019	162,783

Cash, end of period	$119,549	$257,019

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$8,269	$10,954
Non-cash investing and financing activities:
Accrued compensation paid with stock	$—	$21,250
Deferred compensation paid with stock	$—	$15,000
Acquisition of property and equipment under capital lease	$—	$48,539
Accrued expenses converted to accounts payable	$—	$77,539

The accompanying notes are an integral part of these financial statements.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

2.	Liquidity and Management Plans

We have an accumulated deficit of approximately $16,951,000 through December 31, 2008. As a result of this deficit and our cash position, the report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. We have taken numerous steps to address this situation, such as re-aligning our spending from administration and manufacturing to maintaining key development programs while carefully managing our overall cash usage. We are exploring all opportunities to improve our financial condition by aggressively pursuing potential sales. There is a possibility that the latter might not result in adequate revenues in the near future to meet cash flow requirements, and therefore might require us to implement further cost saving action or attempt to obtain additional financing. We believe that based on our current revenue expectations, the expected timing of such revenues, and our current level of expenses, we will have sufficient cash to fund our operations through December 31, 2009. However, there are no assurances that these plans will be successful or sufficient.

3.	Summary of Significant Accounting Policies

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

Revenue Recognition.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9” (“FIN 48”), on January 1, 2007. FIN 48 requires that the of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The implementation FIN 48 had no effect on the Company’s financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at December 31, 2008.  The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2004-2007 remains open to examination by the I.R.S. and state authorities.

Fair Value

 The Company has partially implemented SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements and is effective for fiscal years beginning after November 15, 2007.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities.  With regard to nonfinancial assets and liabilities which are not recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), the standard is effective for fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in 2008 did not have an impact on the Company’s results of operations or financial position, as the Company has not elected the fair value option for any of its eligible financial assets or liabilities

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

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

During years ended December 31, 2008 and 2007, share-based compensation expense amounted to $7,022 and $3,630, respectively, and is included in general and administrative expense.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended December 31, 2008.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock options outstanding and related disclosures have been adjusted to reflect a 1 for 15 reverse stock-split which was effective July 31, 2008.

The weighted average grant date fair value of options granted was $0.18 and $0.41 during the years ended December 31, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions during the years ended December 31:

	2008	2007

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	103.8%	99.6%
Risk-free interest rate (3)	2.62%	4.57%
Expected annual dividend rate	0%	0%

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Options to purchase 92,996 and 89,663 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2008 and 2007, respectively, because the effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.

4.	Reverse Stock Split

On July 31, 2008, our Board of Directors approved a reverse stock split and established a ratio of 1-for-15. This move followed a vote at our Annual Shareholders’ Meeting on June 24, 2008, in which shareholders authorized the Board to effect the reverse stock split. Upon market open on July 31, 2008, our common stock began trading on a split-adjusted basis under the new trading symbol “NDCP.”

The number of shares of our authorized common stock was reduced from 50,000,000 shares as of July 30, 2008, to 3,333,333 shares post-split. The number of shares reserved for issuance under our stock option plans was also reduced proportionately. As a result of the reverse stock split, every 15 shares of common stock that was issued and outstanding was automatically combined into one issued and outstanding share, without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who would be entitled to fractional shares received cash in lieu of receiving fractional shares. The reverse stock split affected all shares of common stock, stock options and warrants of NDI outstanding as of immediately prior to the effective time of the reverse stock split.

All shares of common stock have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

5.	Recent Accounting Pronouncements

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

6.	Inventories

Inventories related to continuing operations consisted of $2,401 for work-in-process at December 31, 2007.

7.	Property and Equipment, net

Property and equipment related to continuing operations consist of the following:

	Estimated Useful lives (in years)	December 31, 2008	December 31, 2007

Production and engineering equipment	3-5	$277,795	$277,795
Furniture, fixtures and office equipment	5	621,981	606,573
Leasehold improvements	Life of lease	39,564	39,564
		939,340	923,932
Less – accumulated depreciation and amortization		900,414	867,106

		$ 38,926	$ 56,826

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation expense was $33,308 and $29,439 for the years ended December 31, 2008 and 2007, respectively

8.	Capitalized Software Development Costs, net

Capitalized software development costs related to continuing operations consist of the following:

	Estimated Economic Lives (in years)	December 31, 2008	December 31, 2007

Purchased software	3	$24,559	$24,559
		$24,559	$24,559
Less – accumulated amortization		21,523	15,270

		$ 3,036	$ 9,289

Amortization expense was $6,253 and $8,000 for the years ended December 31, 2008 and 2007, respectively.

9.	Note Payable

On April 1, 2006, the Company signed an agreement with its landlord for past due rent plus interest at 12% totaling $54,607. This amount was payable over the remaining 30 months of the lease. At December 31, 2007, the remaining note balance was $18,125. The Company paid off the note in September 2008.

10.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 9” (“FIN 48”), on January 1, 2007. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position.  The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  The implementation of FIN 48 had no effect on the Company’s financial position or results of operations and there is no interest or penalties as management believes the Company has no uncertain tax position at December 31, 2008.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets are comprised of the following:

	December 31, 2008	December 31, 2007

Net operating loss carryforwards	$3,154,000	$2,922,000
Business tax credit carryforwards	5,000	5,000
Reserves and allowances	245,000	338,000
Depreciation and amortization	(30,000)	(80,000)
Accrued compensation	8,000	21,000

Gross deferred tax asset	3,442,000	3,236,000
Deferred tax asset valuation allowance	(3,442,000)	(3,236,000)
	$—	$—

The Company’s effective tax rate differs from the statutory U.S. federal tax rate as follows:

	Year Ended
	December 31, 2008	December 31, 2007

Statutory federal rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	(34.0%)	(34.0%)

	—	—

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

At December 31, 2008, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $8,801,000, which expire in various years through 2028. The Company has state net operating loss carryforwards for tax purposes of approximately $2,400,000, which expire in various years through 2013.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

11.	Stock Options

Share-Based Incentive Plans

On August 19, 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 Plan”) which provided for issuance of both incentive stock options and non-qualified options to employees. As of December 31, 2008, there were no longer any options outstanding and no shares available for grant under the 1997 Plan.

On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”) which provides for issuance of non-qualified options to employees. As of December 31, 2008, there were options to purchase 1,332 shares of common stock outstanding and no shares available for grant under the 1998 Plan.

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

Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1998 Stock Option Plan will remain in effect, but no additional option grants may be made. As of December 31, 2008, there were 91,664 options outstanding under the 2007 Plan and 108,336 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2007	89,663	$2.26
Granted	16,666	0.23
Exercised	—
Cancelled/forfeited	(13,333)	11.25
Outstanding at December 31, 2008	92,996	0.61	8.38	$—
Options vested or expected to vest at December 31, 2008 (1)	82,910	0.63	8.37	$—
Options exercisable at December 31, 2008	20,082	1.22	7.81	$—

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

At December 31, 2008, stock-based compensation not yet recognized amounted to $19,585 and is expected to be recognized over a weighted average period of 2 years.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

12.	Equity Transactions

Anthony Stafford, an investor who has joined our Board of Directors on March 30, 2007, is now a majority stockholder of our Company after investing $400,000 for the purchase of shares of our Common Stock previously held by CapitalBank. As a condition to his investment, Mr. Stafford requested that our executive officers and members of our Board of Directors provide an aggregate of $140,000 of the $600,000 (including Mr. Stafford’s $400,000) in funds which were raised to acquire shares previously held by CapitalBank. Each of our executive officers and the members of our Board of Directors agreed to make such an investment by purchasing an aggregate of 471,944 shares of our Common Stock (the “Management Shares”) on the same terms on which Mr. Stafford purchased his shares.

On March 30, 2007 our stockholders approved the sale and issuance of shares of Common Stock to our executive officers and each member of our Board of Directors, and in exchange for an aggregate of $600,000 capital contribution, the new investors received an aggregate of 2,022,616 shares of our Common Stock. The resulting per share purchase price was $.2966 per share.

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

On March 30, 2007, the Company issued 535,822 shares of Common Stock in satisfaction of accrued interest on Preferred Stock for the period beginning October 1, 2005 and ending November 29, 2006.

On March 30, 2007, the Company issued 37,616 shares of Common Stock to the members of the Board of Directors as part of their 2006 compensation. The shares, accrued as an expense by the Company in 2006, had a per share fair value of $0.56492 for a total of $21,250.

On May 17, 2007, the Company issued 33,333 shares of Common Stock to one of its officers as partial payment for 2006 deferred compensation. The shares had a per share fair value of $0.45 for a total of $15,000.

On July 28, 2008, Anthony Stafford purchased 66,667 shares of our common stock. On September 18, 2008, members of our Board of Directors, along with one outside investor purchases 1,825,000 shares of our common stock. Total proceeds from these transactions were $415,000.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

14.	Commitments

The Company leases its office facilities under an operating lease expiring April 30, 2009. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expense under this operating lease was $132,828 and $153,996 for the years ended December 31, 2008 and 2007, respectively.

The Company also leases certain equipment under capital leases expiring at various dates through the year 2010.

Minimum future lease commitments under operating and capital leases at December 31, 2008 are as follows:

Year ending December 31,	Operating	Capital

2009	34,000	24,027
2010	—	7,038

Total minimum lease payments	$34,000	31,065
Less: amount representing interest		4,432

Present value of minimum lease payments		26,633
Less: current obligations		20,310

Obligations under capital leases, net of current portion		$6,323

15.	Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During 2008, three customers accounted for approximately 83% of our total revenues. During 2007, four customers accounted for 68% of our total revenues.

The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses.  Such losses, in the aggregate, have not exceeded management’s expectations. Accounts receivable from one customer accounted for approximately 95% and 51% of total accounts receivable at December 31, 2008 and 2007, respectively.  Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business

The Company’s total net revenues were generated by sales to customers in the following countries:

	Percentage of net revenues	Percentage of net revenues
	2008	2007

USA	84%	80%
Europe	16%	20%

Total	100%	100%