Form 10-Q
period 2009-03-31
NATIONAL DATACOMPUTER INC
filed 2009-05-22
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to ____________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at May 13, 2009 was 4,274,496.

NATIONAL DATACOMPUTER, INC.
INDEX
PART I.  FINANCIAL INFORMATION

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$196,984	$119,549
Accounts receivable, net of allowance for doubtful accounts of $3,000	207,429	114,874
Deferred hardware and software costs	17,424	634,603
Prepaid expenses	151,835	97,314
Total current assets	573,672	966,340
Property and equipment, net	31,709	38,926
Capitalized software development costs, net	1,956	3,036
Prepaid maintenance, net of current	101,971	109,257
Total Assets	$709,308	$1,117,559

Liabilities and Stockholders' Deficit:
Current Liabilities:
Current obligations under capital lease	$19,346	$20,310
Accounts payable	693,145	704,185
Customer deposits	3,589	2,045
Accrued payroll and related taxes	30,185	18,266
Other accrued expenses	33,039	44,979
Deferred revenues	424,395	1,194,049
Total current liabilities	1,203,699	1,983,834
Deferred revenues, net of current	451,938	102,434
Obligations under capital lease, net of current portion	1,523	6,323
Total Liabilities	1,657,160	2,092,591

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,274,496 shares
issued and outstanding at March 31, 2009 and December 31, 2008.	4,275	4,275

Capital in excess of par value	15,973,560	15,971,797
Accumulated deficit	(16,925,687)	(16,951,104)
Total Stockholders' Deficit	(947,852)	(975,032)
Total Liabilities and Stockholders' Deficit	$709,308	$1,117,559

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2009	2008

Revenues:
Product	$885,358	$139,271
Services	116,355	277,921
Total Revenues	1,001,713	417,192

Cost of revenues	749,785	239,109

Gross Profit	251,928	178,083

Operating expenses:
Selling and marketing	79,620	59,070
General and administrative	146,702	188,334
	226,322	247,404
Income (loss) from operations	25,606	(69,321)

Other income (expense):
Interest income	148	2,424
Gain on currency exchange	844	1,691
Interest expense	(1,181)	(2,347)
Net income (loss)	$25,417	$(67,553)

Basic and diluted net income (loss) per share	$0.01	$(0.03)

Weighted average shares (basic and diluted)	4,274,496	2,378,628

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders'
	Shares	value	of par value	deficit	deficit

Balance at December 31, 2008 (Audited)	4,274,496	$4,275	$15,971,797	$(16,951,104)	$(975,032)

Net income	—	—	—	25,417	25,417

Stock based compensation related to options granted	—	—	1,763	—	1,763

Balance at March 31, 2009 (Unaudited)	4,274,496	$4,275	$15,973,560	$(16,925,687)	$(947,852)

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$25,417	$(67,553)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	8,297	9,746
Stock based compensation related to options granted	1,763	1,736
Changes in assets and liabilities:
Increase in accounts receivable	(92,555)	(131,628)
Decrease in inventories	—	1,822
Decrease (increase) in deferred hardware and software costs	617,179	(293,784)
Increase in prepaid expenses and other assets	(47,235)	(225,821)
Decrease in accounts payable	(11,040)	(716,993)
Increase in customer deposits	1,544	—
Decrease in accrued expenses	(21)	(43,537)
(Decrease) increase in deferred revenues	(420,150)	1,454,420
Net cash provided by (used for) operating activities	83,199	(11,592)

Cash flows from investing activities:
Purchases of property and equipment	—	(12,257)
Net cash used for investing activities	—	(12,257)

Cash flows from financing activities:
Principal payments on note payable	—	(5,862)
Principal payments on obligations
under capital lease	(5,764)	(6,464)
Net cash used for financing activities	(5,764)	(12,326)

Net increase in cash	77,435	(36,175)
Cash, beginning of period	119,549	257,019

Cash, end of period	$196,984	$220,844

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,181	$2,347

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

General

The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of March 31, 2009, and the results of their operations and cash flows for the three months ended March 31, 2009 and 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2008, which are included in the Company’s Form 10-K filed on March 27, 2009. The year-end condensed balance sheet data was derived from audited financial statements.

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

2.    Recent accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of SFAS No. 157 with respect to nonfinancial assets and liabilities recorded fair value were effective for the Company in the first quarter of 2009.  The adoption of this standard had no effect on the Company as it does not have any nonfinancial assets or liabilities which are measured at fair value on a nonrecurring basis.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

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

During the three months ended March 31, 2009 and 2008, share-based compensation expense amounted to $1,763 and $1,736.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2009.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock options outstanding and related disclosures have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

There were no options granted during the three months ended March 31, 2009. The weighted average grant date fair value of options granted was $0.18 during the three months ended March 31, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended	Three Months ended
	March 31, 2009	March 31, 2008

Expected option term (1)	n/a	6.25 years
Expected volatility factor (2)	n/a	103.8%
Risk-free interest rate (3)	n/a	2.62%
Expected annual dividend rate	n/a	0%

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

Stock Option Plans

On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. As of March 31, 2009, there were options to purchase 1,332 shares of common stock outstanding and no shares available for grant under the 1998 Plan. These options are fully vested and expire in May 2009.

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

Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. All outstanding options under our 1997 and 1998 Stock Option Plans will remain in effect, but no additional option grants may be made. As of March 31, 2009, there were 88,331 options outstanding under the 2007 Plan and 108,333 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2008	92,996	$0.61	8.38	$—
Granted	—
Exercised	—
Cancelled/forfeited	(3,333)	0.67
Outstanding at March 31, 2009	89,663	0.61	8.13	$—
Options vested or expected to vest at March 31, 2009 (1)	79,944	0.63	8.12	$—
Options exercisable at March 31, 2009	23,415	1.06	7.79	$—

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides an analysis of the financial condition and results of operations of the Company and should be read in conjunction with the Unaudited Financial Statements and Notes thereto appearing elsewhere herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the Company’s filings with the Security and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

For the three months ended March 31, 2009, we reported a net income of $25,417 compared to a net loss of $67,553 for the three months ended March 31, 2008. The increased income was a direct result of higher revenues.

Revenue and Gross Profit

Total revenues increased 140% to $1,001,713 for the three months ended March 31, 2009 from $417,192 for the three months ended March 31, 2008. Total product revenues increased 536% to $885,358 for the three months ended March 31, 2009 from $139,271 for the comparable prior period. The increase was due from revenue recognized on a large sale of our new route software product, RRLE.

Total service revenues decreased 58% to $116,355 for the three months ended March 31, 2009 from $277,921 for the comparable prior period. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers, combined with lower professional service billings.

Gross profit was $251,928 or 25% of revenues for the three months ended March 31, 2009, compared to $178,083 or 43% of revenues for the prior comparable period.  The improved gross profit in absolute dollars was due to our increased sales and our continued effort towards reducing our expenses. The decreased profit as a percentage of revenues was due to sales during the three months ended March 31, 2008 which carried a higher profit.

Operating Expenses

Selling and marketing expenses for the three months ended March 31, 2009 were $79,620 compared to $59,070 for the prior comparable period, an increase of $20,550 or 35%.  The increase is due primarily to higher commission expenses as a result of higher revenue.

General and administrative expenses for the three months ended March 31, 2009 were $146,702 compared to $188,334 for the prior comparable period, a decrease of $41,632 or 22%. The decrease is a result of lower legal fees combined with lower occupancy cost related to our relocation to smaller quarters.

Liquidity and Capital Resources

We generated cash of $83,199 and used cash of $11,592 for operating activities for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, our principal operating cash was provided by a decrease in deferred hardware and software costs along with our income from operations. This was offset by a decrease in deferred revenues and an increase in accounts receivable. For the three months ended March 31, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in accounts receivable, deferred hardware and software cost and prepaid expenses, offset by an increase in deferred revenues related to new orders for RRLE scheduled for completion in early 2009.

We did not use any cash for investing activities from operation for the three months ended March 31, 2009. We used cash of $12,257 for investing activities from operations for the three months ended March 31, 2008. The cash was used for the purchase of capital equipment. As of March 31, 2009, we had no material commitments for capital expenditures.

We used cash of $5,764 and $12,326 for financing activities for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, we made payments on obligations under our capital leases. During the three months ended March 31, 2008, we made payments on obligations under our notes payable and capital leases.

We have an accumulated deficit of approximately $16,926,000 through March 31, 2009. As a result of our deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for  the year ended December 31, 2008 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. As of March 31, 2009, we had approximately $197,000 in cash and negative working capital of $630,000. In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During the first 3 months of 2009, one customer accounted for approximately 88% of our total revenues.

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

Our revenue arrangements sometimes involve multiple elements (i.e. products and services). Revenue under multiple arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at time of delivery. If the arrangement has an undelivered element, we ensure that we have objective and reliable evidence of the fair value of the undeliverable element. Fair value is determined based upon the price charged when the element is sold separately.  When products and services are sold together and fair values have been established, revenue related to the hardware is generally recognized when title and risk of loss have passed, and revenue related to services are recognized as the services are provided.  If fair values of the various elements have not been established, we defer all revenue until all elements have been delivered.

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

Third party hardware and software costs that are incurred in direct connection to deferred hardware and software revenue are also deferred until recognition of the related revenue.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of SFAS No. 157 with respect to nonfinancial assets and liabilities recorded fair value were effective for the Company in the first quarter of 2009.  The adoption of this standard had no effect on the Company as it does not have any nonfinancial assets or liabilities which are measured at fair value on a nonrecurring basis.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation under the supervision of the Chief Executive Officer and the Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of March 31, 2009. Based on the aforementioned evaluation, management has concluded that our disclosure control and procedures were not effective as of March 31, 2009 because of the existence of three material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues. and (iii) as a result of the fact that our September 30, 2008 Form 10-Q was originally filed without a review having been performed by our Independent Registered Public Accounting Firm, our Independent Registered Public Accounting Firm has concluded that as of March 31, 2009 a material weakness existed related to our disclosure controls and procedures, specifically with regards disclosures and procedures mandated by Securities and Exchange Commission regulations.  Notwithstanding the existence of the material weaknesses described above, management has concluded that the consolidated financial statements in this Form 10-Q fairly presents, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)    Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NATIONAL DATACOMPUTER, INC.

May 22, 2009	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

May 22, 2009	/s/ Bruna Bucacci
Bruna Bucacci
Chief Accounting Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Accounting Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.