Form 10-Q
period 2009-06-30
NATIONAL DATACOMPUTER INC
filed 2009-08-14
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock outstanding at August 13, 2009 was 4,774,496.

NATIONAL DATACOMPUTER, INC.
INDEX
PART I.  FINANCIAL INFORMATION

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$191,268	$119,549
Accounts receivable, net of allowance for doubtful accounts of $3,000	10,369	114,874
Deferred hardware and software costs	47,130	634,603
Prepaid expenses	154,205	97,314
Total Current Assets	402,972	966,340
Property and equipment, net	26,924	38,926
Capitalized software development costs, net	9,966	3,036
Prepaid maintenance, net of current	84,017	109,257
Total Assets	$523,879	$1,117,559

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Current obligations under capital lease	$15,272	$20,310
Accounts payable	688,332	704,185
Customer deposits	2,045	2,045
Accrued payroll and related taxes	41,074	18,266
Other accrued expenses	31,318	44,979
Deferred revenues	393,305	1,194,049
Total Current Liabilities	1,171,346	1,983,834
Deferred revenues, net of current	380,830	102,434
Obligations under capital lease, net of current portion	-	6,323
Total Liabilities	1,552,176	2,092,591

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,774,496 and 4,274,496 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,775	4,275

Capital in excess of par value	16,024,843	15,971,797
Accumulated deficit	(17,057,915)	(16,951,104)
Total Stockholders’ Deficit	(1,028,297)	(975,032)
Total Liabilities and Stockholders’ Deficit	$523,879	$1,117,559

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues:
Product	$21,321	$847,631	$906,679	$986,902
Services	145,127	217,344	261,482	495,265
Total Revenues	166,448	1,064,975	1,168,161	1,482,167

Cost of revenues	121,245	773,840	871,030	1,012,949

Gross Profit	45,203	291,135	297,131	469,218

Operating expenses:
Selling and marketing	45,333	97,761	124,953	156,831
General and administrative	131,342	180,718	278,044	369,052
	176,675	278,479	402,997	525,883
Income (loss) from operations	(131,472)	12,656	(105,866)	(56,665)

Other income (expense):
Interest income	175	94	323	2,518
Gain on currency exchange	—	293	844	1,984
Interest expense	(931)	(2,636)	(2,112)	(4,983)
Net income (loss)	(132,228)	10,407	(106,811)	(57,146)

	(0.03)	0.00	(0.02)	(0.02)
Basic and diluted net income (loss) per share	$(0.03)	$0.00	$(0.02)	$(0.02)

Weighted average shares (basic and diluted)	4,384,386	2,382,829	4,329,441	2,382,829

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders’
	Shares	value	of par value	deficit	deficit

Balance at December 31, 2008 (Audited)	4,274,496	$4,275	$15,971,797	$(16,951,104)	$(975,032)

Net income	—	—	—	(106,811)	(106,811)

Stock based compensation related to options granted	—	—	3,546	—	3,546

Net proceeds from sale of common stock	500,000	500	49,500	—	50,000

Balance at June 30, 2009 (Unaudited)	4,774,496	$4,775	$16,024,843	$(17,057,915)	$(1,028,297)

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(106,811)	$(57,146)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	16,683	20,543
Stock based compensation related to options granted	3,546	3,621
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	104,505	(179,394)
Decrease in inventories	—	2,099
Decrease in deferred hardware and software costs	587,473	133,722
Increase in prepaid expenses and other assets	(31,651)	(197,975)
Decrease in accounts payable	(15,853)	(610,428)
Increase in customer deposits	—	(1,947)
Increase (decrease) in accrued expenses	9,147	(38,456)
(Decrease) increase in deferred revenues	(522,348)	760,445
Net cash provided by (used for) operating activities	44,691	(164,916)

Cash flows from investing activities:
Purchases of property and equipment	(2,521)	(13,914)
Additions to capitalized software development costs	(9,090)	—
Net cash used for investing activities	(11,611)	(13,914)

Cash flows from financing activities:
Net proceeds from sale of common stock	50,000	—
Principal payments on note payable	—	(11,902)
Principal payments on obligations under capital lease	(11,361)	(9,364)
Net cash provided by (used for) financing activities	38,639	(21,266)

Net increase (decrease) in cash	71,719	(200,096)
Cash, beginning of period	119,549	257,019

Cash, end of period	$191,268	$56,923

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2,112	$4,523

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

General

The unaudited financial statements included herein have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of June 30, 2009, and the results of their operations and cash flows for the six months ended June 30, 2009 and 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2008, which are included in the Company’s Form 10-K filed on March 27, 2009. The year-end condensed balance sheet data was derived from audited financial statements.

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through August 13, 2009, which is the date the accompanying financial statements were issued.

We have an accumulated deficit of approximately $17,100,000 through June 30, 2009. As a result of our deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for  the year ended December 31, 2008 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. As of June 30, 2009, we had approximately $191,000 in cash and negative working capital of approximately $768,000. In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

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

2. Recent accounting pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of SFAS No. 157 with respect to nonfinancial assets and liabilities recorded fair value were effective for the Company in the first quarter of 2009.  The adoption of this standard had no effect on the Company as it does not have any nonfinancial assets or liabilities which are measured at fair value on a nonrecurring basis.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires summarized disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. Previous to FSP No. FAS 107-1 and APB 28-1, such disclosures were required only for annual periods. The adoption of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009 resulted in additional disclosures in our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 on June 30, 2009 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification TM ” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

3. Fair Value Financial Instruments:

Cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.

4. Net Income (Loss) Per Share:

Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For the three and six months ended June 30, 2009, options to purchase 89,663 and 88,331 shares of common stock have not been included in the computation of diluted net loss per share because the effect would have been anti-dilutive.  For the three and six months ended June 30, 2008, options to purchase 106,334 shares of common stock have not been included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

Share-based compensation expense amounted to $3,546 and $3,621 for the six months ended June 30, 2009 and 2008, respectively, and $1,783 and $1,885 for the three months ended June 30, 2009 and 2008, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended June 30, 2009.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock options outstanding and related disclosures have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

There were no options granted during the six months ended June 30, 2009. The weighted average grant date fair value of options granted was $0.18 during the six months ended June 30, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months ended	Six Months ended
	June 30, 2009	June 30, 2008

Expected option term (1)	n/a	6.25 years
Expected volatility factor (2)	n/a	103.8%
Risk-free interest rate (3)	n/a	2.62%
Expected annual dividend rate	n/a	0%

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

Stock Option Plans

On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”) which provides for issuance of non-qualified options to employees. During the second quarter of 2009, options to purchase 1,332 shares of common stock expired; no further grants are available under the 1998 plan.

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

Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. As of June 30, 2009, there were 88,331 options outstanding under the 2007 Plan and 111,669 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at June 30, 2009:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2008	92,996	$0.61
Granted	—
Exercised	—
Cancelled/forfeited	(4,665)	0.70
Outstanding at June 30, 2009	88,331	0.45	8.0	$ —
Options vested or expected to vest at June 30, 2009 (1)	78,612	0.45	8.0	$ —
Options exercisable at June 30, 2009	39,999	$0.47	7.92	$ —

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

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

For the three months ended June 30, 2009, we reported a net loss of $132,228 compared to a net income of $10,407 for the three months ended June 30, 2008. The increased loss was a direct result of lower revenues.

Revenue and Gross Profit

Total revenues decreased 84% to $166,448 for the three months ended June 30, 2009 from $1,064,975 for the three months ended June 30, 2008. Total product revenues decreased 97% to $21,321 for the three months ended June 30, 2009 from $847,631 for the comparable prior period. The decrease was due lower revenue of our RRLE software.

Total service revenues decreased 33% to $145,127 for the three months ended June 30, 2009 from $217,344 for the comparable prior period. The decrease is a direct result of lower billings of our professional services.

Gross profit was $45,203 or 27% of revenues for the three months ended June 30, 2009, compared to $291,135 or 27% of revenues for the prior comparable period.  The decreased gross profit in absolute dollars was due to our decreased sales.

Operating Expenses

Selling and marketing expenses for the three months ended June 30, 2009 were $45,333 compared to $97,761 for the prior comparable period, a decrease of $52,428 or 54%. The decrease is due primarily to lower commission expenses associated with the lower revenue.

General and administrative expenses for the three months ended June 30, 2009 were $131,342 compared to $180,718 for the prior comparable period, a decrease of $49,376 or 27%. The decrease is a result of lower legal fees combined with lower occupancy cost related to our relocation to smaller quarters.

Six months ended June 30, 2009 compared to six months ended June 30, 2008.

For the six months ended June 30, 2009, we reported a net loss of $106,811 compared to a net loss of $57,146 for the six months ended June 30, 2008. The increased loss was a direct result of lower revenues, offset by decreased operating expenses.

Revenue and Gross Profit

Total revenues decreased 21% to $1,168,161 for the six months ended June 30, 2009 from $1,482,167 for the six months ended June 30, 2008. Total product revenues decreased 8% to $906,679 for the six months ended June 30, 2009 from $986,902 for the comparable prior period. The decrease was due to lower sales of our new route software product, RRLE.

Total service revenues decreased 47% to $261,482 for the six months ended June 30, 2009 from $495,265 for the comparable prior period. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers, combined with lower professional service billings.

Gross profit was $297,931 or 25% of revenues for the six months ended June 30, 2009, compared to $469,218 or 32% of revenues for the prior comparable period.  The decreased gross profit in absolute dollars was due to our decreased sales. The decreased profit margin as a percentage of revenues was due to sales during the six months ended June 30, 2008 which carried a higher profit.

Operating Expenses

Selling and marketing expenses for the six months ended June 30, 2009 were $124,953 compared to $156,831 for the prior comparable period, an decrease of $31,878 or 20%. The decrease is due primarily to lower payroll costs due to reduced manpower.

General and administrative expenses for the six months ended June 30, 2009 were $278,044 compared to $369,052 for the prior comparable period, a decrease of $91,008 or 25%. The decrease is a result of lower professional fees combined with lower occupancy cost related to our relocation to smaller quarters.

Liquidity and Capital Resources

We generated cash of $44,691 and used cash of $164,916 for operating activities for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, our principal operating cash was provided by a decrease in deferred hardware and software costs along with a decrease in accounts receivable. This was offset by a decrease in deferred revenues and our loss from operations. For the six months ended June 30, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in prepaid expenses and accounts receivable. This was offset by an increase in deferred revenues related to new orders for RRLE scheduled for completion in early 2009.

We used cash of $11,611 and $13,914 for investing activities from operation for the six months ended June 30, 2009 and 2008, respectively. The cash was used for the purchase of capital equipment and development of software. As of June 30, 2009, we had no material commitments for capital expenditures.

We generated cash of $38,639 and used cash of $21,266 for financing activities for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, we raised capital from the private sale of 500,000 shares of our common stock, to the Chairman of our Board of Directors, in the amount of $50,000 and made payments on obligations under our capital leases. During the six months ended June 30, 2008, we made payments on obligations under our notes payable and capital leases.

We have an accumulated deficit of approximately $17,100,000 through June 30, 2009. As a result of our deficit and our cash position, the report of our independent registered public accounting firm relating to the financial statements as of and for  the year ended December 31, 2008 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. As of June 30, 2009, we had approximately $191,000 in cash and negative working capital of approximately $768,000. In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s most critical accounting policies have a significant impact on the preparation of these financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  The Company continues to have the same critical accounting policies and estimates as are described in Item 7, in the Company’s Annual Report on Form 10-K for fiscal year 2008 filed with the United States Securities and Exchange Commission.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

As of June 30, 2009, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During the first 6 months of 2009, one customer accounted for approximately 79% of our total revenues.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation under the supervision of the Chief Executive Officer and the Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of June 30, 2009. Based on the aforementioned evaluation, management has concluded that our disclosure control and procedures were not effective as of June 30, 2009 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues.

(b)Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2009, Anthony Stafford purchased 500,000 shares of our common stock at a price of $0.10 per share for a total cash consideration of $50,000.

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

NATIONAL DATACOMPUTER, INC.

August 14, 2009	By:	/s/ William B. Berens
William B. Berens
President and Chief Executive Officer (principal executive officer)

August 14, 2009	By:	/s/ Bruna Bucacci
Bruna Bucacci
Chief Accounting Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.                                           Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Accounting Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.