Form 10-Q
period 2009-09-30
NATIONAL DATACOMPUTER INC
filed 2010-02-25
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock outstanding at February 15, 2010 was 4,774,496.

NATIONAL DATACOMPUTER, INC.

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$28,491	$119,549
Accounts receivable, net of allowance for doubtful accounts of $3,000	37,668	114,874
Deferred hardware and software costs	79,301	634,603
Prepaid expenses	104,664	97,314
Total Current Assets	250,124	966,340
Property and equipment, net	19,574	38,926
Capitalized software development costs, net	8,658	3,036
Prepaid maintenance, net of current	72,366	109,257
Total Assets	$350,722	$1,117,559

Liabilities and Stockholders' Deficit:
Current Liabilities:
Current obligations under capital lease	$10,252	$20,310
Accounts payable	708,081	704,185
Customer deposits	3,589	2,045
Accrued payroll and related taxes	35,012	18,266
Other accrued expenses	32,590	44,979
Deferred revenues	383,017	1,194,049
Total Current Liabilities	1,172,541	1,983,834
Deferred revenues, net of current	341,177	102,434
Obligations under capital lease, net of current portion	-	6,323
Total Liabilities	1,513,718	2,092,591

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,774,496 and 4,274,496 shares
issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,775	4,275

Capital in excess of par value	16,026,645	15,971,797
Accumulated deficit	(17,194,416)	(16,951,104)
Total Stockholders' Deficit	(1,162,996)	(975,032)
Total Liabilities and Stockholders' Deficit	$350,722	$1,117,559

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2009	2008	2009	2008

Revenues:
Product	$47,472	$19,175	$954,151	$1,006,077
Services	149,716	139,950	411,198	635,215
Total Revenues	197,188	159,125	1,365,349	1,641,292

Cost of revenues	150,864	175,858	1,021,894	1,188,807

Gross Profit	46,324	(16,733)	343,455	452,485

Operating expenses:
Selling and marketing	51,783	94,321	176,736	251,152
General and administrative	130,548	216,951	408,592	586,003
	182,331	311,272	585,328	837,155
Income (loss) from operations	(136,007)	(328,005)	(241,873)	(384,670)

Other income (expense):
Interest income	181	132	504	2,650
Gain on currency exchange	—	784	844	2,768
Interest expense	(675)	(2,325)	(2,787)	(7,309)
Net income (loss)	(136,501)	(329,414)	(243,312)	(386,561)

	(0.03)	(0.12)	(0.05)	(0.16)
Basic and diluted net income (loss) per share	$(0.03)	$(0.12)	$(0.05)	$(0.16)

Weighted average shares (basic and diluted)	4,774,496	2,670,375	4,479,624	2,478,678

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders'
	Shares	value	of par value	deficit	deficit

Balance at December 31, 2008 (Audited)	4,274,496	$4,275	$15,971,797	$(16,951,104)	$(975,032)

Net income	—	—	—	(243,312)	(243,312)

Stock based compensation related to options granted	—	—	5,348	—	5,348

Net proceeds from sale of common stock	500,000	500	49,500	—	50,000

Balance at September 30, 2009 (Unaudited)	4,774,496	$4,775	$16,026,645	$(17,194,416)	$(1,162,996)

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	Sept 30,	Sept 30,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(243,312)	$(386,561)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	25,341	30,567
Stock based compensation related to options granted	5,348	5,527
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	77,206	(82,739)
Decrease in inventories	—	2,401
Decrease in deferred hardware and software costs	555,302	130,222
Decrease (increase) in prepaid expenses and other assets	29,541	(206,220)
Increase (decrease) in accounts payable	3,896	(633,917)
Increase (decrease) in customer deposits	1,544	(8,774)
Increase (decrease) in accrued expenses	4,357	(37,476)
(Decrease) increase in deferred revenues	(572,289)	727,765
Net cash used for operating activities	(113,066)	(459,205)

Cash flows from investing activities:
Purchases of property and equipment	(2,521)	(15,408)
Additions to capitalized software development costs	(9,090)	—
Net cash used for investing activities	(11,611)	(15,408)

Cash flows from financing activities:
Net proceeds from sale of common stock	50,000	415,000
Principal payments on note payable	—	(18,125)
Principal payments on obligations
under capital lease	(16,381)	(15,451)
Net cash provided by financing activities	33,619	381,424

Net decrease in cash	(91,058)	(93,189)
Cash, beginning of period	119,549	257,019

Cash, end of period	$28,491	$163,830

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2,786	$6,848

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

General

The unaudited financial statements included herein have not been reviewed by our Independent Registered Public Accounting Firm.  They have been presented pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and, accordingly, do not include all of the information and note disclosure required by accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of National Datacomputer, Inc. (the “Company”) as of September 30, 2009, and the results of its operations and its cash flows for the nine months ended September 30, 2009 and 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2008, which are included in the Company’s Form 10-K filed on March 27, 2009. The year-end condensed balance sheet data was derived from audited financial statements.

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through February 25, 2010, which is the date the accompanying financial statements were issued.

As of September 30, 2009, we had approximately $28,000 in cash and negative working capital of approximately $922,000. We have an accumulated deficit of approximately $17,200,000 through September 30, 2009. As a result of our cash position and our accumulated deficit, the report of our Independent Registered Public Accounting Firm relating to the financial statements as of and for the year ended December 31, 2008 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. In the event that we cannot generate sufficient cash, we will have to further reduce our level of operations, which will make it more difficult or impossible for us to continue our business as a going concern.

We continue to explore all opportunities to improve our financial condition by pursuing potential revenues through increased marketing efforts. There can be no assurance, however, that we will realize revenues in the near future that are adequate to meet our cash flow requirements. If we not successful in increasing our revenues sufficiently within the current fiscal quarter, we will be required to implement further cost saving actions and to attempt to obtain additional financing. There can be no assurance that financing will be available to us on reasonable terms, or at all. If we fail to increase our revenues and to obtain financing, we may be required to cease operations as a going concern and/or to adopt a plan of liquidation and dissolution.

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

The number of shares of our authorized common stock was reduced from 50,000,000 shares as of July 30, 2008, to approximately 3,333,333 shares post-split. The number of shares reserved for issuance under our stock option plans was also reduced proportionately. As a result of the reverse stock split, every 15 shares of common stock that was issued and outstanding were automatically combined into one issued and outstanding share, without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who would be entitled to fractional shares will receive cash in lieu of receiving fractional shares. The reverse stock split affected all shares of common stock, stock options and warrants of NDI outstanding as of immediately prior to the effective time of the reverse stock split.

All shares of common stock have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

2. Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles , which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions ofFASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued new authoritative guidance now codified as FASB ASC Topic 855 related to subsequent events, which establishes general standards of accounting for and disclosures of subsequent events that occur after the balance sheet date but prior to the issuance of financial statements. The guidance requires additional disclosure regarding the date through which subsequent events have been evaluated by the entity as well as whether that date is the date the financial statements were issued. This guidance became effective for the Company’s financial statements as of June 30, 2009. The Company has evaluated subsequent events through February 9, 2010, the date these financial statements were issued.

3. Fair Value Financial Instruments:

Cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.

4. Net Income (Loss) Per Share:

Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For the three and nine months ended September 30, 2009, options to purchase 88,331 shares of common stock have not been included in the computation of diluted net loss per share because the effect would have been anti-dilutive.  For the three and nine months ended September 30, 2008, options to purchase 106,334 shares of common stock have not been included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

5. Share-based payments:

The Company accounts for share-based compensation arrangements in accordance with generally accepted accounting principles (GAAP). Under GAAP, share-based compensation associated with time-based awards is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period, which is generally the vesting period of the equity grant.

Share-based compensation expense amounted to $5,348 and $5,527 for the nine months ended September 30, 2009 and 2008, respectively, and $1,802 and $1,905 for the three months ended September 30, 2009 and 2008, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock options outstanding and related disclosures have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

There were no options granted during the three months or nine months ended September 30, 2009. The weighted average grant date fair value of options granted was $0.01 during the nine months ended September 30, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months ended	Nine Months ended
	September 30, 2009	September 30, 2008

Expected option term	n/a	6.25 years
Expected volatility factor	n/a	103.8%
Risk-free interest rate	n/a	2.62%
Expected annual dividend rate	n/a	0%

The expected term of the grant is determined based on the vesting period and contractual terms of the options. The expected volatility for each grant is determined based on the review of the experience of the weighted average of historical monthly price changes of the Company’s common stock over the most recent six years, which approximates the expected option term of the grant of 6.25 years. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield.

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
Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. As of September 30, 2009, there were 88,331 options outstanding under the 2007 Plan and 111,669 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value

Outstanding at December 31, 2008	92,996	$0.61	8.38
Granted	-
Exercised	-
Cancelled/forfeited	(4,665)	0.70
Outstanding at September 30, 2009	88,331	0.45	7.75	$ -
Options vested or expected to vest at September 30, 2009 (1)	78,612	0.45	7.75	$ -
Options exercisable at September 30, 2009	39,999	$0.47	7.67	$ -

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

The interim financial statements for the nine months ended September 30, 2009 have not been reviewed by our Independent Registered Public Accounting Firm.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008.

For the three months ended September 30, 2009, we reported a net loss of $136,501 compared to a net loss of $329,414 for the three months ended September 30, 2008. The decreased loss was a direct result of the company’s continued effort to lower expenses.

Revenue and Gross Profit

Total revenues increased 24% to $197,188 for the three months ended September 30, 2009 from $159,125 for the three months ended September 30, 2008. Total product revenues increased 148% to $47,472 for the three months ended September 30, 2009 from $19,175 for the comparable prior period. The increase was due to additional hardware shipments.

Total service revenues increased 7% to $149,716 for the three months ended September 30, 2009 from $139,950 for the comparable prior period. The increase is a direct result higher support contracts offset by of lower billings of our professional services.

Gross profit was $46,324 or 23% of revenues for the three months ended September 30, 2009, compared to a negative gross profit of $16,733 for the prior comparable period.  The improved gross profit was due to reduction in expenses.

Operating Expenses

Selling and marketing expenses for the three months ended September 30, 2009 were $51,783 compared to $94,321 for the prior comparable period, a decrease of $42,538 or 45%. The decrease is due primarily to lower payroll cost resulting from reduced manpower.

General and administrative expenses for the three months ended September 30, 2009 were $130,548 compared to $216,951 for the prior comparable period, a decrease of $86,403 or 40%. The decrease is a result of lower legal fees combined with lower occupancy cost related to our relocation to smaller quarters.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.

For the nine months ended September 30, 2009, we reported a net loss of $243,312 compared to a net loss of $386,561 for the nine months ended September 30, 2008. The decreased loss was a direct result of lower operating expenses, offset by decreased revenues.

Revenue and Gross Profit

Total revenues decreased 17% to $1,365,349 for the nine months ended September 30, 2009 from $1,641,292 for the nine months ended September 30, 2008. Total product revenues decreased 5% to $954,151 for the nine months ended September 30, 2009 from $1,006,077 for the comparable prior period. The decrease was due to lower sales of our new route software product, RRLE.

Total service revenues decreased 35% to $411,198 for the nine months ended September 30, 2009 from $635,215 for the comparable prior period. The decrease is a direct result of lower professional service billings.

Gross profit was $343,455 or 25% of revenues for the nine months ended September 30, 2009, compared to $452,485 or 28% of revenues for the prior comparable period.  The decreased gross profit in absolute dollars was due to our decreased sales. The decreased profit margin as a percentage of revenues was due to sales during the nine months ended September 30, 2008 which carried a higher profit.

Operating Expenses

Selling and marketing expenses for the nine months ended September 30, 2009 were $176,736 compared to $251,152 for the prior comparable period, a decrease of $74,416 or 30%. The decrease is due primarily to lower payroll costs due to reduced manpower.

General and administrative expenses for the nine months ended September 30, 2009 were $408,592 compared to $586,003 for the prior comparable period, a decrease of $177,411 or 30%. The decrease is a result of lower professional fees combined with lower occupancy cost related to our relocation to smaller quarters.

Liquidity and Capital Resources

We used cash of $113,066 and $459,205 for operating activities for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, our principal operating cash was used to fund our loss from operation combined with a decrease in deferred revenue. This was offset by a decrease in deferred hardware and software costs along with a decrease in accounts receivable. For the nine months ended September 30, 2008, our principal operating cash was used to fund our loss from operations combined with a decrease in accounts payable, along with an increase in prepaid expenses and accounts receivable. This was offset by an increase in deferred revenues related to new orders for RRLE scheduled for completion in early 2009.

We used cash of $11,611 and $15,408 for investing activities from operation for the nine months ended September 30, 2009 and 2008, respectively. The cash was used for the purchase of capital equipment and development of software. As of September 30, 2009, we had no material commitments for capital expenditures.

We generated cash of $33,619 and $381,424 for financing activities for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, we raised capital from the private sale of 500,000 shares of our common stock, to the Chairman of our Board of Directors, in the amount of $50,000 and made payments on obligations under our capital leases. During the nine months ended September 30, 2008, we raised capital in the amount of $415,000, and made payments on obligations under our notes payable and capital leases.

As of September 30, 2009, we had approximately $28,000 in cash and negative working capital of approximately $922,000. We have an accumulated deficit of approximately $17,200,000 through September 30, 2009. As a result of our cash position and our accumulated deficit, the report of our Independent Registered Public Accounting Firm relating to the financial statements as of and for the year ended December 31, 2008 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. In the event that we cannot generate sufficient cash, we will have to further reduce our level of operations, which will make it more difficult or impossible for us to continue our business as a going concern.

We continue to explore all opportunities to improve our financial condition by pursuing potential revenues through increased marketing efforts. There can be no assurance, however, that we will realize revenues in the near future that are adequate to meet our cash flow requirements. If we not successful in increasing our revenues sufficiently within the current fiscal quarter, we will be required to implement further cost saving actions and to attempt to obtain additional financing. There can be no assurance that financing will be available to us on reasonable terms, or at all. If we fail to increase our revenues and to obtain financing, we may be required to cease operations as a going concern and/or to adopt a plan of liquidation and dissolution.

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

As of September 30, 2009, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During the first nine months of 2009, one customer accounted for approximately 72% of our total revenues.

ITEM 3.                      Quantitative and Qualitative Disclosures about Market Risk

No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4.                      Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation under the supervision of the Chief Executive Officer and the Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of September 30, 2009. Based on the aforementioned evaluation, management has concluded that our disclosure control and procedures were not effective as of September 30, 2009 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues.

(b)Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:
The Board of Directors of National Datacomputer, Inc. (the “Company”) accepted Mr. Berens’ resignation as Director, President and Chief Executive Officer of the Company, effective September 29, 2009. Mr. Berens indicated that his resignation was due to a personal decision to pursue other interests and was not the result of any disagreements with the Company’s management or Board of Directors.
Also on September 29, 2009, the Board of Directors appointed Ms. Bruna Bucacci as the Company’s President and Chief Executive Officer. Ms. Bucacci was also appointed as a Director of the Company. These appointments were effective as of September 29, 2009. Ms. Bucacci remains as our Chief Accounting Officer and her appointment as Chief Executive Officer reduces our segregation of duties.

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

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL DATACOMPUTER, INC.

February 25, 2010	By:	/s/ Bruna Bucacci
Bruna Bucacci President and Chief Executive Officer (principal executive officer) Chief Accounting Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.                                           Title

31.1	Certification of the Chief Executive Officer and Chief Accounting Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.