Form 10-K
period 2009-12-31
NATIONAL DATACOMPUTER INC
filed 2010-05-12
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
_________________

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 000-15885

NATIONAL DATACOMPUTER, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2942832
(State or other jurisdiction	(IRS employer
of incorporation or organization)	Identification No.)

900 Middlesex Turnpike, Bldg. 5, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated files, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant at June 30, 2009 was approximately $12,236.

As of April 30, 2010 there were 4,274,496 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I			PAGE

	Item 1.	Description of Business	3
	Item 1A.	Risk Factors	7
	Item 1B.	Unresolved Staff Comments	13
	Item 2.	Properties	13
	Item 3.	Legal Proceedings	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	14
	Item 6.	Selected Financial Data	15
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	21
	Item 8.	Financial Statements and Supplementary Data	21
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
	Item 9A.	Controls and Procedures	21
	Item 9B.	Other Information	23

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance	23
	Item 11.	Executive Compensation	27
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
	Item 13.	Certain Relationships and Related Transactions and Director Independence	29
	Item 14.	Principal Accountant Fees and Services	29

PART IV

	Item 15.	Exhibits and Financial Statement Schedules	31

SIGNATURES			34

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,“ contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities and Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

●	adverse economic conditions;

●	inability to raise sufficient additional capital to operate our business, if necessary;

●	unexpected costs, lower than expected sales and revenues, and operating defects;

●	adverse results of any legal proceedings;

●	the volatility of our operating results and financial condition;

●	inability to attract or retain qualified senior management personnel, including sales and marketing, and engineering personnel; and

●	other specific risks that may be referred to in this report.

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

In June 2004 we signed a distribution partnership with Micronet, LTD, giving us rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico. Since that time we have worked with Micronet to modify this software so that it conforms to the North American market. We plan to expand our sales team in order to seek to increase revenues and boost productive partnerships with software and hardware partners.  In addition we also plan to design and develop ancillary application software to go along with the existing Direct Store Delivery (“DSD”) software.  Our goal in undertaking these projects is to:

●	Expand the market into non DSD sales;
●	Increase our margins;
●	Increase our competitive capabilities; and
●	Improve our overall position as a preferred vendor for these products and services.

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

Approximately 32% of our 2009 total revenue was attributed to service and support sales.

Key Customers

During 2009, four customers accounted for approximately 87% of our total revenues. The majority of our customers place orders with us on an “as needed basis”; however there are times when a customer will place an order for delivery over a twelve month period.

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

Employees

As of December 31, 2009, we had 5 full-time employees. Of these employees, two were engaged in sales and marketing, two in service and customer support, and one in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good.

Item 1A.           Risk Factors.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We will need to generate more revenues than we did in 2009 in order to become profitable and sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. Although we believe that many of the cost savings and other activities we undertook last year, together with our expected levels of revenues for this year, will allow us to generate cash flow from operations, we may not achieve profitability this year or be able to sustain profitability in future years. Failure to achieve and maintain profitability will likely adversely affect the price of our Common Stock.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities and from the sale of a product line in 2009. In order to continue to fund our operations, we may need to raise additional capital, through the sale of securities. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants and a security interest in all or substantially all of our assets.  If we fail to obtain acceptable financing when needed, we may not have sufficient resources to fund our normal operations which would have a material adverse effect on our business.

IF WE ARE UNABLE TO GENERATE ADEQUATE WORKING CAPITAL FROM OPERATIONS OR RAISE ADDITIONAL CAPITAL THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Although we have been able to reduce our operating expenses by 29% in 2009, as compared to 2008, we still have incurred an accumulated deficit of approximately $17.2 million through December 31, 2009. As of December 31, 2009, we had approximately $110,000 in cash and negative working capital of $917,000. The 2009 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from equity transactions during 2008 and 2009, we have a current ratio of 0.33 as of December 31, 2009, which is slightly lower than our current ratio of 0.46 at December 31, 2008 and is significantly less than 1.00, which is generally considered to place a company at higher financial risk.  In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

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

Approximately 32% of our 2009 total revenue was attributed to service and support sales. During 2009, one customer accounted for approximately 60% of our total revenues. Additionally, in 2009 our top four customers collectively accounted for 87% of our total revenues.

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

The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in customer preferences and other factors. Our future performance will depend on our ability to consistently:

●	identify emerging technological trends in our market;
●	identify changing customer requirements;
●	develop or maintain competitive technology, including new product offerings;
●	improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;
●	bring technology to market quickly at cost-effective prices; and
●	protect our intellectual property.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Due to the nature of our business and our competitive role in the industry, we will experience fluctuations in our quarterly operating results as we have in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

●	availability and pricing from our suppliers;
●	changes in the demand for our products by customers;
●	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;
●	rate and success of new customer development;
●	changes in our pricing policies or those of our competitors;
●	success in attracting, retaining and motivating qualified personnel;
●	changes in general economic conditions; and
●	obsolescence of inventory.

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

Our management has identified two material weaknesses in our internal control over financial reporting for the year ended December 31, 2009.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

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

As of March 31, 2010, Anthony Stafford and his four children beneficially own an aggregate of 3,115,077 shares of our common stock, or 65.2%, and thus a majority, of all outstanding shares of our common stock. Mr. Stafford has sole voting authority over all of such shares and will thus be able to determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as the sale of our company. Mr. Stafford is also a member of our Board of Directors.

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

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results, or for other reasons that are not related to the performance of our business. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature of our business, the market price for our common stock may rise and fall in response to various factors, including:

●	announcements of technological innovations or new products, or competitive developments;
●	investor perceptions and expectations regarding our or our competitors’ products;
●	acquisitions or strategic alliances by us or our competitors; and
●	the gain or loss of a significant customer or order

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

Item 1b.            Unresolved Staff Comments.

Not applicable

Item 2.              Properties.

We maintain our principal offices and support operations in a leased 4,000 square foot facility in Billerica, Massachusetts. Our lease expires on April 30, 2010.  The annual base rent for our leased facilities is approximately $69,000.  The lease contains an option for renewal, and requires, among other things, that we will pay to our landlord as additional rent our pro rata share of certain operational and maintenance costs at the facility during the term of the lease. We believe that our facilities are adequate for our current needs and that additional space, if required, may be available at competitive rates.

Item 3.              Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.              Submission of Matters to a Vote of Security-Holders.

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board (“OTC”) under the symbol NDCP. On March 31, 2010, the last traded price for our common stock as reported by OTC was $0.016 per share.

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

2008

	High	Low
First Quarter	$0.38	$0.15
Second Quarter	0.90	0.15
Third Quarter	0.90	0.20
Fourth Quarter	0.20	0.10

2009

First Quarter	$0.02	$0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

As of March 31, 2010, there were approximately 928 stockholders of record of our common stock.

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

Summary of Equity Compensation Plans

We maintain an equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2009 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	88,331	$0.42	111,669
Equity compensation plans not approved by security holders	0		0
Total	88,331	$0.42	111,669

Unregistered Sales of Securities

The following summarizes all sales of our unregistered securities during the fiscal year ended December 31, 2009. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

On June 29, 2009, Anthony Stafford purchased 500,000 shares of our common stock for an aggregate purchase price of $0.10.

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

Overview

Our total revenues for the fiscal year ended December 31, 2009, were $1,723,361 as compared to $1,820,196 for the fiscal year ended December 31, 2008, a decrease of 5%. Net loss for 2009 was $231,994, or $(0.05) per share, as compared to a loss of $514,204 or $(0.18) per share for 2008.

Starting in 2006 we divested ourselves from our audit business to better concentrate our efforts on our new Route Accounting solution. In 2006, we delivered our first hand-held route solution, interfacing with the J.D. Edwards system, to an internationally recognized company in the food services industry. The implementation was successful and the company continued to deploy additional routes in Europe during 2007 and 2008. During 2008, we delivered a comprehensive RRLE Direct Store Delivery solution to a major bottling company and also contracted to deliver a similar solution to a major national bakery. This solution, with a value of approximately $1,000,000 was delivered in 2009.

Results of Operations

We continue to explore all opportunities to improve our financial condition by pursuing potential revenues through increased marketing efforts. There can be no assurance, however, that we will realize revenues in the near future that are adequate to meet our cash flow requirements. If we not successful in increasing our revenues sufficiently within the current fiscal year, we will be required to implement further cost saving actions and to attempt to obtain additional financing. There can be no assurance that financing will be available to us on reasonable terms, or at all. If we fail to increase our revenues and to obtain financing, we may be required to cease operations as a going concern and/or to adopt a plan of liquidation and dissolution.

The following discussion and analysis of results of operation focuses on continuing operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

For the year ended December 31, 2009, we reported a loss of $231,994, or $(0.05) per share, as compared to a loss of $514,204 or $(0.18) per share for the comparable prior year. The decreased net loss was a direct result of lower expenses.

Revenue

Our total revenue for the year ended December 31, 2005 decreased 5% to $1,723,361 compared to $1,820,196 for the comparable prior year.

Product revenues for the year ended December 31, 2009 increased 8% to $1,173,317 compared to $1,082,647 for the prior year.

Service revenues for the year ended December 31, 2009 decreased 25% to $550,044 compared to $737,549 for the prior year. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers, along with lower billings of our professional services for RRLE implementation projects.

Our gross profit was $466,404 or 27% of revenues for the year ended December 31, 2009, compared to $471,239 or 26% of revenues from the prior year. The slightly higher margin is a direct result of lower expenses.

Operating Expenses

Total operating expenses of $696,569 decreased 29% for the year ended December 31, 2009 from $982,240 for the comparable prior year.

Selling and marketing expenses for the year ended December 31, 2009 were $209,947 compared to $294,754 for the prior year, a decrease of 29%. The decrease is due primarily to lower payroll cost resulting from reduced manpower.

General and administrative expenses for the year ended December 31, 2009 were $486,622 compared to $687,666 for the prior year, a decrease of 29%. The decrease is a result of lower legal fees combined with lower occupancy cost related to our relocation to smaller quarters.

Liquidity and Capital Resources

We used cash of $27,616 and $498,797 for operating activities for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, our principal operating cash requirement was used to fund our loss from operations along with a decrease in deferred revenue and accounts payable offset by a decrease in deferred hardware and software costs. For the year ended December 31, 2008, our principal operating cash requirement was used to fund our loss from operation along with a decrease in accounts payable and an increase in other prepaid expenses, offset by an increase in deferred revenue and a decrease in deferred hardware and software costs.

We used cash of $11,611and $15,408 for investing activities for the years ended December 31, 2009 and 2008, respectively. The cash was used for the purchase of capital equipment and capitalized software development costs. As of December 31, 2009, we had no material commitments for capital expenditures.

We generated cash of $28,795 and $376,735 from financing activities for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, we raised capital in the amount of $50,000 and made payments on obligations under our capital leases. For the year ended December 31, 2008, we raised capital in the amount of $415,000 and made payments on obligations under our notes payables and capital leases.

Although we have been able to reduce our operating expenses by 29% in 2009, as compared to 2008, we still have incurred an accumulated deficit of approximately $17.2 million through December 31, 2009. As of December 31, 2009, we had approximately $110,000 in cash and negative working capital of $917,000. The 2009 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from equity transactions during 2008 and 2009, we have a current ratio of 0.33 as of December 31, 2009, which is slightly lower than our current ratio of 0.46 at December 31, 2008 and is significantly less than 1.00, which is generally considered to place a company at higher financial risk.  In the event that we cannot generate sufficient cash for working capital, we may have to reduce our level of operations, which will make it more difficult for us to continue our business as a going concern.

At December 31, 2009, approximately 95% of our accounts payable was comprised of amounts due for services to our Directors and legal firm. Although no formal payment plans have been established, we plan on making monthly payment based on our availability of cash.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

We lease our office facilities under an operating lease expiring April 30, 2010. The lease contains an option for renewal and requires the payment of taxes and other operating costs.  Total rent expense under this operating lease was $68,350 and $132,828 for the years ended December 31, 2009 and 2008, respectively.

We also lease certain equipment under capital leases expiring at various dates through 2010.

 Minimum future lease commitments under operating and capital leases at December 31, 2009 are as follows:

Year ending December 31,	Operating	Capital
2010	$41,000	$7,038

Total minimum lease payments	$41,000	7,038
Less: amount representing interest		1,610

Obligations under capital leases		$5,428

Recent Accounting Pronouncements

 Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (“the Codification”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP. The following is a list of recent pronouncements issued by the FASB which affect our Company:

Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.

Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.

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

Our revenue arrangements sometimes involve multiple elements (i.e. products and services). Revenue under multiple arrangements is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605-25 “Revenue Recognition”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at time of delivery. If the arrangement has an undeliverable element, we ensure that we have objective and reliable evidence of the fair value of the undeliverable element. Fair value is determined based upon the price charged when the element is sold separately.  When products and services are sold together and fair values have been established, revenue related to the hardware is generally recognized when title and risk of loss have passed, and revenue related to services are recognized as the services are provided.  If fair values of the various elements have not been established, we defer all revenue until all elements have been delivered.

For revenue arrangements with multiple deliverables that include or represent software products and services as well as any non-software deliverables for with a software deliverable is essential to its functionality, we recognize revenue in accordance with ASC Topic 985-605-15 Software Revenue

Recognition. This requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists, no significant obligations with regard to installation on implementation remain, and customer acceptance, when applicable, is obtained.  Our revenue arrangements may include hardware, software, services and maintenance.  If software is essential to the functionality of the hardware, we generally defer the recognition of revenue related to the hardware until the software revenue can be recognized.  If services are essential to the functionality of the software, revenue related to the services are also deferred until the software revenue can be recognized.  If the only undelivered element is maintenance for which VSOE of fair value can be established, revenue related to the software and the related elements is recognized upon customer acceptance of the software.  The maintenance will then be recognized ratably over the contract term.

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

Long-Lived Assets

In accordance with ASC Topic 360-10, Property, Plant and Equipment, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

Share-Based  Compensation

The Company accounts for share-based compensation according to the provisions of ASC Topic 718-10, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The majority of the Company’s share-based compensation arrangements vest over four years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended December 31, 2009.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Capitalized Software Research and Development Costs.

Costs associated with the development of computer software are charged to operations prior to establishment of technological feasibility, as defined by ASC Topic 985-20 “Costs of Computer Software to be Sold, Leased or Marketed”. Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized.

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

The Company capitalized $9,090 of software development costs during 2009.  Amortization of capitalized software costs was $4,365 and $6,253 for the years ended December 31, 2009 and 2008, respectively.

Accounting for Income Taxes.

The Company follows the provisions of ASC Topic 740-10, Income Taxes. The impact of tax positions are recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. Management believes the Company has no uncertain tax position at December 31, 2009.  The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2005-2008 remains open to examination by the I.R.S. and state authorities.

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

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation under the supervision of the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officers, respectively),

regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, (ii) the potential inability of our accounting staff to handle certain complex accounting issues, and (iii) as a result of the fact that our September 30, 2009 Form 10-Q was filed without a review having been performed by our Independent Registered Public Accounting Firm. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(ii)           We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)       Two material weaknesses were identified in our internal control over financial reporting relative to accounting for the year ended December 31, 2008, which still exist at December 31, 2009. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential inability of our accounting staff to handle certain complex accounting issues.  We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   In addition, as a result of the fact that our September 30, 2009 Form 10-Q was filed without a review having been performed by our Independent Registered Public Accounting Firm, our Independent Registered Public Accounting Firm has concluded that as of September 30, 2009 a material weakness existed related to our disclosure controls and procedures, specifically with regards disclosures and procedures mandated by Securities and Exchange Commission regulations.

These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements. Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. No other material weaknesses in our internal control over financial reporting were identified.

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

(c)           Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Remediation Plan for Material Weakness

In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, intends to continue to enhance our internal control over financial reporting relative to accounting during fiscal year 2010 as follows:

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

Item 9B.            Other Information.

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

On September 29, 2009, our Board of Directors elected one new member, Bruna Bucacci.  On February 12, 2008 and March 21, 2008, each of William Smart and John Ward retired as Directors and became Directors Emeriti. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by, and serve at, the discretion of our Board of Directors. The following table sets forth the year each of our current directors was elected to our Board of Directors and the age, positions and offices currently held by each director.  For information about ownership of our voting securities by each director, see Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name	Age	Year First Became Director	Position

Anthony Stafford	68	2007	Chairman of the Board

Bruna Bucacci	56	2009	Director, President and Chief Executive Officer

John H. MacKinnon	69	2004	Director

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

Bruna A. Bucacci has served as our Chief Executive Officer since October 2009 and was elected as a Director on September 29, 2009. Ms. Bucacci joined us in May 1996 as our Controller and then on November 2005 became our Chief Accounting Officer. Prior to joining our Company, Ms. Bucacci was Corporate Controller for Thermedics Detection, Inc. from 1991 to 1996. From 1984 to 1991 she held the position of Assistant Controller for Thermedics Inc. Prior to that time Ms. Bucacci held various managerial positions for Thermo Electron, Inc. Ms. Bucacci is a graduate of Boston College where she received a BS degree in Mathematics and a graduate of Bentley College where she received a BS degree in Accounting.

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

Our Board of Directors has determined that each of our directors, other than Bruna Bucacci, are “independent directors” in accordance with the rules of The NASDAQ Stock Market, Inc.

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
During 2009, the Audit Committee did not meet with the Company’s independent registered public accountants, CCR LLP, to discuss the results of its audit, the adequacy of the Company’s internal and external accounting controls, and the integrity of the Company’s financial reporting. The Audit Committee met two times in 2009.

Audit Committee Report

This Audit Committee Report reviews actions taken with respect to the Company’s financial statements for the year ended December 31, 2009.

The Company’s management is responsible for the preparation, presentation and integrity of the Company’s financial statements and the reporting process, including the system of internal and external controls. CCR LLP, the Company’s independent registered public accounting firm, is responsible for auditing the Company’s financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. In fulfilling its responsibilities for 2008, the Audit Committee took the following actions:

●	Reviewed and discussed the audit plan, audit scope, identification of audit risks and the audited financial statements for the year ended December 31, 2009, with management;

●
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

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, the unaudited financial statements for the year ended December 31, 2009 being included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 to be filed with the Securities and Exchange Commission.

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

Executive Officers

Our executive officers, their ages and positions with the Company are as follows:
Name	Age	Position

Bruna Bucacci	56	President, Chief Executive Officer and Chief Accounting Officer

Business Experience and Backgrounds of the Executive Officers

The background of our executive officers, Bruna Bucacci, is summarized above.

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

To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2009.

Item 11.            Executive Compensation

The following table sets forth all compensation paid or accrued during the last two fiscal years ended December 31, 2009 and December 31, 2008 to our Chief Executive Officer and to all other executive officers whose compensation exceeded $100,000 for the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Bruna A. Bucacci, Chief Executive Officer	2009 2008	101,237 105,017 (1)	-0- -0-	-0- -0-	101,783 105,563

(1)	Includes a bonus in the amount of $5,000 earned in the fiscal year ended December 31, 2006, but paid in 2008.

Ms. Bucacci became our Chief Executive Officer on October 2009, and has been our Chief Accounting Officer since November 21, 2005. We have not entered into a written employment agreement with her, but we have arranged for her to receive an annual salary of $101,000. We do not have any arrangements with Ms. Bucacci for any types of additional compensation, including bonus payments, severance payments, insurance premium payments, payments upon a termination following a change of control and retirement benefits.

Outstanding Equity Awards Table at Fiscal Year End

Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price ($)	Option Expiration Date
Bruna Bucacci	6,666	$0.03	4/23/17

(1)	All options vest and become exercisable ratably in four equal installments beginning on the first anniversary of the grant date, which was 4/23/07.

Stock Option Exercises

There were no stock options exercised by the named executive officers for the fiscal year ended December 31, 2009.

Director Compensation Table

The following table details the total compensation earned by the Company’s outside Directors for the year ended December 31, 2009. Mr. Stafford received no compensation for his services as a member of the Board of Directors in Fiscal 2009.

Name	Fees Earned or Paid in Cash ($)

John H. MacKinnon	$-0-

Anthony Stafford	-0-

Mr. MacKinnon is schedule to receive an annual compensation of $20,000 for his services, however due to our cash constraints, we did not paid Mr. MacKinnon during the year ended December 31, 2009. Mr. Stafford has elected to be compensated only for expenses related to attending the Board of Directors and Committee Meeting. Members of the Audit Committee and the Compensation Committee of the Board of Directors of the Company were not compensated by the Company for their services. Additionally, none of the non-employee Directors was paid for attending board meetings. The Company reimbursed the non-employee Directors for their reasonable out-of-pocket expenses related to attending meetings of the Board of Directors or any of its committees. Management Directors did not receive any compensation for their services as Directors.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2010 for (a) each stockholder known by us to own beneficially more than 5% of our common stock, (b) each current member of the Board of Directors, (c) each executive officer named in the Summary Compensation Table on page 7 hereof, and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Shares Beneficially
	Owned(1)
Name	Number	Percent
Anthony Stafford (2) c/o Codec Systems Limited Hyde House, Adelaide Road Dublin 2, Ireland	3,115,077	65.2%
Mary Lee Ingoldsby P.O. Box 647 Hingham, MA 02043	259,841	5.4%

John H. MacKinnon (3)	278,952	5.8%

Bruna Bucacci	72,554	1.5%
All executive officers and directors as a group (3 persons)	3,466,583	72.6%

(1)
The number of shares of common stock issued and outstanding on March 31, 2010 was 4,274,496. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on March 31, 2010, including shares of common stock subject to options and/or warrants held by such person at March 31, 2010 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.

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

On July 28, 2008, Anthony Stafford purchased 66,667 shares of our common stock for a purchase price of $0.75 per share.

On September 18, 2008, members of our Board of Directors, along with one outside investor purchases 1,825,000 shares of our common stock for a purchase price of $0.20 per share.

On June 29, 2009, Anthony Stafford purchased 500,000 shares of our common stock for a purchase price of $0.10 per share.

Item 14.            Principal Accountant Fees and Services

CCR LLP has been our independent registered public accounting firm since November 4, 2005. CCR LLP has not performed an audit or any audit services related to the 2009 financial statements to be included with the Form 10-K.

Audit Fees

For the year ended December 31, 2009, CCR LLP billed us $19,165 for its review of our Quarterly Reports on Form 10-Q for first and second quarters.

For the year ended December 31, 2008, CCR LLP billed us $51,054 for the audit of our financial statements and its review of our Quarterly Reports on Form 10-Q.

Audit-Related Fees

For the year ended December 31, 2008, CCR LLP billed us $1,315 for the review of our proxy statement.

Tax Fees

For the year ended December 31, 2009, CCR LLP billed us $4,000 for the preparation of our 2008 corporate tax returns.

For the year ended December 31, 2008, CCR LLP billed us $3,950 for the preparation of our 2007 corporate tax returns.

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

NATIONAL DATACOMPUTER, INC.

Date: May 12, 2010	By:	/s/ Bruna Bucacci
Bruna Bucacci
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Anthony Stafford	Chairman of the Board	May 12, 2010
Anthony Stafford

/s/ Bruna A. Bucacci	Chief Executive Officer	May 12, 2010
Bruna A. Bucacci

/s/ John H. MacKinnon	Director	May 12, 2010
John H. MacKinnon

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash	$109,117	$119,549
Accounts receivable, net of allowance for doubtful accounts of $3,000
at December 31, 2009 and 2008	44,667	114,874
Inventories, net	1,715	—
Deferred hardware and software costs	223,512	634,603
Prepaid expenses	79,002	97,314
Total current assets	458,013	966,340
Other assets	71,941	109,257
Property and equipment, net	12,328	38,926
Capitalized software development costs, net	7,761	3,036
Total assets	$550,043	$1,117,559

Liabilities and stockholders' deficit:
Current liabilities:
Current obligations under capital lease	$5,428	$20,310
Note payable, current portion
Accounts payable	673,793	704,185
Customer deposits	20,000	2,045
Accrued payroll and related taxes	13,265	18,266
Other accrued expenses	44,592	44,979
Deferred revenues	618,387	1,296,483
Total current liabilities	1,375,465	2,086,268
Deferred revenues, net of current	324,453
Obligations under capital lease, net of current portion		6,323
Total liabilities	1,699,918	2,092,591

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 4,774,496
and 4,274,496 shares issued and outstanding at December 31, 2009 and 2008, respectively	4,775	4,275

Capital in excess of par value	16,028,448	15,971,797
Accumulated deficit	(17,183,098)	(16,951,104)
Total Stockholders' deficit	(1,149,875)	(975,032)
Total liabilities and stockholders' deficit	$550,043	$1,117,559

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2009	2008

Revenues:
Product	$1,173,317	$1,082,647
Services	550,044	737,549
Total Revenues	1,723,361	1,820,196

Cost of revenues	1,256,957	1,348,957

Gross Profit	466,404	471,239

Operating expenses:
Selling and marketing	209,947	294,754
General and administrative	486,622	687,666
	696,569	982,420
Loss from operations	(230,165)	(511,181)

Other income (expense):
Interest income	569	2,395
Gain on currency exchange	843	2,851
Interest expense	(3,241)	(8,269)
Net loss	$(231,994)	$(514,204)

Basic and diluted net loss per share	$(0.05)	$(0.18)

Weighted average shares (basic and diluted)	4,553,948	2,931,322

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in		Total
		Par	excess	Accumulated	stockholders'
	Shares	value	of par value	deficit	deficit

Balance at January 1, 2008	2,382,829	$2,383	$15,551,667	$(16,436,900)	$(882,850)

Net loss	—	—		(514,204)	$(514,204)

Net proceeds from raised capital	1,891,667	1,892	413,108	—	$415,000

Stock based compensation related to options granted	—	—	7,022	—	$7,022

Balance at December 31, 2008	4,274,496	4,275	15,971,797	(16,951,104)	(975,032)

Net loss				(231,994)	$(231,994)

Net proceeds from raised capital	500,000	500	49,500		$50,000

Stock based compensation related to options granted			7,151		$7,151

Balance at December 31, 2009	4,774,496	$4,775	$16,028,448	$(17,183,098)	$(1,149,875)

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended	Years Ended

	December 31,	December 31,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(231,994)	$(514,204)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	33,484	39,561
Stock based compensation related to options granted	7,151	7,022
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	70,207	(38,716)
(Increase) decrease in inventories	(1,715)	2,401
Decrease in deferred hardware and software costs	411,091	165,020
Decrease (increase) in other prepaid expenses	55,628	(134,443)
Decrease in accounts payable	(30,392)	(718,444)
Increase (decrease) in customer deposits	17,955	(7,919)
Decrease in accrued expenses	(5,388)	(87,500)
(Decrease) increase in deferred revenues	(353,643)	788,425
Net cash used for operating activities	(27,616)	(498,797)

Cash flows from investing activities:
Purchases of property and equipment	(2,521)	(15,408)
Additions to capitalized software development costs	(9,090)	—
Net cash used for investing activities	(11,611)	(15,408)

Cash flows from financing activities:
Net proceeds from additional capital raised	50,000	415,000
Principal payments on note payable	—	(18,125)
Principal payments on obligations
under capital lease	(21,205)	(20,140)
Net cash provided by financing activities	28,795	376,735

Net decrease in cash	(10,432)	(137,470)
Cash, beginning of period	119,549	257,019

Cash, end of period	$109,117	$119,549

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$3,241	$8,269

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

We have an accumulated deficit of approximately $17,200,000 through December 31, 2009. We have taken numerous steps to address this situation, such as re-aligning our spending from administration and manufacturing to maintaining key development programs while carefully managing our overall cash usage. In the event that we cannot generate sufficient cash, we will have to further reduce our level of operations, which will make it more difficult or impossible for us to continue our business as a going concern.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Our revenue arrangements sometimes involve multiple elements (i.e. products and services). Revenue under multiple arrangements is recognized in accordance with ASC Topic 605-25, Revenue Recognition. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at time of delivery. If the arrangement has an undeliverable element, we ensure that we have objective and reliable evidence of the fair value of the undeliverable element. Fair value is determined based upon the price charged when the element is sold separately.  When products and services are sold together and fair values have been established, revenue related to the hardware is generally recognized when title and risk of loss have passed, and revenue related to services are recognized as the services are provided.  If fair values of the various elements have not been established, we defer all revenue until all elements have been delivered.

For revenue arrangements with multiple deliverables that include or represent software products and services as well as any non-software deliverables for with a software deliverable is essential to its functionality, we recognize revenue in accordance with the ASC Topic 985-605-15, Software Revenue Recognition. This requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists, no significant obligations with regard to installation on implementation remain, and customer acceptance, when applicable, is obtained.  Our revenue arrangements may include hardware, software, services and maintenance.  If software is essential to the functionality of the hardware, we generally defer the recognition of revenue related to the hardware until the software revenue can be recognized.  If services are essential to the functionality of the software, revenue related to the services are also deferred until the software revenue can be recognized.  If the only undelivered element is maintenance for which VSOE of fair value can be established, revenue related to the software and the related elements is recognized upon customer acceptance of the software.  The maintenance will then be recognized ratably over the contract term.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

Long-Lived Assets

In accordance with ASC Topic 360-10, Property, Plant and Equipment, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

Capitalized Software Research and Development Costs.

Costs associated with the development of computer software are charged to operations prior to establishment of technological feasibility, as defined by ASC Topic 985-20, (Accounting for the Costs of Computer Software to be Sold, Leased, or Marketed). Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized.

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

Income Taxes

The Company follows the provisions ASC Topic 740-10, Income Taxes. The impact of tax positions are recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. Management believes the Company has no uncertain tax position at December 31, 2009.  The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2005-2008 remains open to examination by the I.R.S. and state authorities.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for share-based compensation according to the provisions of ASC Topic 718-10, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The majority of the Company’s share-based compensation arrangements vest over four years.

During years ended December 31, 2009 and 2008, share-based compensation expense amounted to $7,151 and $7,022, respectively, and is included in general and administrative expense.

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

There were no options granted in 2009.

The weighted average grant date fair value of options granted was $0.18 during the years ended December 31, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions during the year ended December 31, 2008:

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Options to purchase 88,331 and 92,996 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2009 and 2008, respectively, because the effect would have been anti-dilutive.

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

All shares of common stock have been adjusted to reflect a 1 for 15 reverse stock split which was effective July 31, 2008.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

5.	Recent Accounting Pronouncements

Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (“the Codification”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP. The following is a list of recent pronouncements issued by the FASB which affect our Company:

Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.

Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.

6.	Property and Equipment, net

Property and equipment related to continuing operations consist of the following:

	Estimated Useful lives (in years)	December 31, 2009	December 31, 2008

Production and engineering equipment	3-5	$277,795	$277,795
Furniture, fixtures and office equipment	5	624,502	621,981
Leasehold improvements	Life of lease	39,564	39,564
		941,861	939,340
Less – accumulated depreciation and amortization		929,533	900,414

		$12,328	$38,926

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation expense was $29,112 and $33,308 for the years ended December 31, 2009 and 2008, respectively

7.	Capitalized Software Development Costs, net

Capitalized software development costs related to continuing operations consist of the following:
	Estimated Economic Lives (in years)	December 31, 2008	December 31, 2008

Purchased software	3	$33,649	$24,559
Less – accumulated amortization		25,888	21,523

		$7,761	$3,036

Amortization expense was $4,365 and $6,253 for the years ended December 31, 2009 and 2008, respectively.

9.	Note Payable

On April 1, 2006, the Company signed an agreement with its landlord for past due rent plus interest at 12% totaling $54,607. This amount was payable over the remaining 30 months of the lease. At December 31, 2007, the remaining note balance was $18,125. The Company paid off the note in September 2008.

10.	Income Taxes

The Company follows the provisions of ASC Topic 740-10, Income Taxes. The impact of tax positions are recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position.  The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service or by any states in connection with income taxes.  The tax returns for the years 2005 through 2008, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets are comprised of the following:

	December 31, 2009	December 31, 2008

Net operating loss carryforwards	$3,233,000	$3,154,000
Business tax credit carryforwards	5,000	5,000
Reserves and allowances	245,000	245,000
Depreciation and amortization	(30,000)	(30,000)
Accrued compensation	8,000	8,000

Gross deferred tax asset	3,461,000	3,442,000
Deferred tax asset valuation allowance	(3,461,000)	(3,442,000)
	$—	$—

The Company’s effective tax rate differs from the statutory U.S. federal tax rate as follows:

	Year Ended
	December 31, 2009	December 31, 2008

Statutory federal rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	(34.0%)	(34.0%)

	—	—

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

At December 31, 2009, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $9,033,000, which expire in various years through 2029. The Company has state net operating loss carryforwards for tax purposes of approximately $2,412,000, which expire in various years through 2014.

Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in an annual limitation on the amount of the net operating loss and credit carryforwards which could be utilized in a single year.

The recapitalization of the Company in March 2007 will qualify as a significant change of ownership, as defined in Section 382.  Therefore, the ability of the Company to fully utilize its NOL carryforwards in future periods will be limited.  At this time, the amount of the NOL limitation is unknown since the Company has not completed its Section 382 study.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

11.	Stock Options

Share-Based Incentive Plans

On January 1, 1998, the Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") which provides for issuance of non-qualified options to employees. As of December 31, 2009, there were no longer any options outstanding and no shares available for grants under the 1998 Plan.

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

Upon the approval of the 2007 Plan, our 1997 Plan and our 1998 Plan terminated. As of December 31, 2009, there were 88,331 options outstanding under the 2007 Plan and 111,669 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2008	92,996	$0,63
Granted	—	—
Exercised	—
Cancelled/forfeited	(4,665)	3.69
Outstanding at December 31, 2009	88,331	0.42	7.5	$ —
Options vested or expected to vest at December 31, 2009 (1)	78,612	0.45	7.5	$ —
Options exercisable at December 31, 2009	39,999	0.47	7.67	$ —

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

At December 31, 2009, stock-based compensation not yet recognized amounted to $14,552 and is expected to be recognized over a weighted average period of 1.5 years.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

On June 30, 2009, Anthony Stafford purchased 500,000 shares of our common stock. Total proceeds from this transaction were $50,000.

13.	Commitments

The Company leases its office facilities under an operating lease expiring October 31, 2010. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expense under this operating lease was $68,350 and $132,828 for the years ended December 31, 2009 and 2008, respectively.
The Company also leases certain equipment under capital leases expiring at various dates through the year 2010.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Minimum future lease commitments under operating and capital leases at December 31, 2009 are as follows:

Year ending December 31,	Operating	Capital

2010	$41,000	$7,038

Total minimum lease payments	$41,000	7,038
Less: amount representing interest		1,610

Obligations under capital leases		$5,428

14.	Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During 2009, four customers accounted for approximately 87% of our total revenues. During 2008, three customers accounted for 83% of our total revenues.

The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses.  Such losses, in the aggregate, have not exceeded management’s expectations. Accounts receivable from two and one customer accounted for approximately 79% and 95% of total accounts receivable at December 31, 2009 and 2008, respectively.  Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business

The Company’s total net revenues were generated by sales to customers in the following countries:

	Percentage of net revenues	Percentage of net revenues
	2009	2008

USA	79%	84%
Europe	21%	16%

Total	100%	100%