Form 10-K
period 2010-12-31
NATIONAL DATACOMPUTER INC
filed 2011-04-07
CIK 812880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
_________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 000-15885

NATIONAL DATACOMPUTER, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2942832
(State or other jurisdiction	(IRS employer
of incorporation or organization)	Identification No.)

19B Crosby Drive, Suite 310, Bedford, Massachusetts	01730
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant at March 31, 2011 was approximately $62,884.

As of March 31, 2011 there were 1,659,419 shares of Common Stock outstanding.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,” contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities and Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

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

Item 1.                       Business

Description of Business.

National Datacomputer, Inc. (hereinafter referred to as the “Company”, “we”, “us” or “our”) was organized as a Delaware corporation in 1986 and began active operations in 1987 following our merger with an established computer systems engineering business. We are engaged exclusively in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We design, market, sell, and service computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services include data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our products.  In early January 2011, our business ceased active operations with the sale of our remaining product and service business to Micronet, Ltd. (“Micronet”).

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

Convertible Debt

During 2010, we entered into subscription agreements with three investors, including an officer of the Company, pursuant to which we issued an aggregate of $250,000 of our secured convertible promissory notes (the “Notes”). The Notes bear interest at the rate of 7.0% per annum, compounded annually. All principal and accrued interest are payable on April 21, 2013. Our obligations under the Notes are secured by the grant of a first priority security interest in all of our assets.

At any time prior to the Maturity Date, provided that the Company then has authorized a sufficient number of unissued shares of Common Stock to permit the conversion of this Note, this Note shall be convertible (in whole or in part), at the option of the Holder (the “Conversion Option”), into such number of fully paid and non-assessable shares of Common Stock as shall be equal to (i) the aggregate amount of the principal and interest so converted, divided by (ii) $.005 per share (as adjusted to reflect stock splits, stock dividends, reorganizations, reclassifications, consolidations, mergers or sales and similar events).

Subject to applicable cure periods, the holders of a majority of the principal amount of the Notes outstanding from time to time may declare the entire unpaid principal balance of the Notes to be due and payable upon certain events of default.

The Notes may be prepaid by us at our election with the written consent of the holders of at least 75% in original principal amount of the Notes. .

The Company’s obligations under the Notes are secured by the grant of a first priority security interest in all of the Company’s assets.

The issuance of the Notes was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Asset Purchase Agreement and Amendment to Distribution Agreement

In January 2011, due to our inability to meet our financial obligations and the impending loss of a critical distribution agreement granting us the right to distribute certain products, our secured lenders (“Secured Parties”) acting upon an event of default, sold certain of our assets (other than cash and accounts receivable) to Micronet, Ltd. (“Micronet”), an unaffiliated corporation pursuant to the terms of an asset purchase agreement between the Secured Parties and Micronet dated January 10, 2010 (the “Asset Purchase Agreement”).  In order to induce Micronet to enter into the agreement, the Company also provided certain representations and warranties regarding certain business matters.

The purchase price for the assets is (a) $50,000 which was paid at closing and (b) an additional amount pursuant to the following terms (the “Additional Consideration”): Micronet shall pay an aggregate amount which equals to 25% of the Net Profit Before Tax of the Micronet's subsidiary, Micronet Mobile Technologies, Inc. (the "US Subsidiary") made during the calendar year 2011 as a result of its RouteRiderLE operations in the US. $40,000 of the initial $50,000 was considered as an advance payment on account of the Additional Consideration, and will be deducted from the first quarterly Additional Consideration payments.  For the purpose of calculating the Additional Consideration, Micronet agreed that during the year 2011, it shall charge the US Subsidiary only 35% of the license and maintenance revenues of the US Subsidiary, regardless of the amount actually charged. Such charge will be considered as an expense in the RouteRiderLE US Subsidiary operation for the purpose of calculating the Net Profit Before Tax. The Additional Consideration shall be paid quarterly, within sixty (60) days of the end of each quarter. Calculations of the Additional Consideration will be made on a yearly cumulative basis.  Micronet has  also agreed to  allow the Secured Parties, NDI and its shareholders, at NDI's expense and subject to the execution of confidentiality agreements with Micronet, access to Micronet and the US Subsidiary's quarterly and annual financial reports for the year 2011. If NDI or any of its shareholders, directors, officers or employees bring any action against Micronet other than for the enforcement of this Agreement or for damages for its breach, NDI shall not be entitled to the Additional Consideration, until such time that such action is finally adjudicated or settled.

The initial $50,000 payment was used to pay accrued salaries and payroll taxes, sums due certain creditors and for other expenses of the transaction.  Any additional proceeds, if any, to be received under the Asset Purchase Agreement, will be used first to pay sums due to the Secured Parties, which, as of December 31, 2010 totaled $237,979.  Interest on sums due the Secured Parties accrues interest at the rate of 7.0% per annum.  If there are any additional proceeds, the Company currently intends for such proceeds to be used to pay other obligations to creditors.  It is not anticipated that there will be additional proceeds from the Asset Sale for distribution to stockholders.

The foregoing description of the Asset Sale does not purport to be a complete statement of the parties’ rights under the Asset Purchase Agreement and is qualified in its entirety by reference to the full text of the Asset Purchase Agreement, a copy of which is filed with the a Current Report on Form 8-K dated January11, 2011 as Exhibit 99.1.

Products

We previously implement software solutions, such as our Microsoft™ DOS®-based RouteRider product and the Microsoft™ Windows Mobile®-based RouteRider LE product, for companies that required the latest technology to manage and improve their business operations to account for inventory in route based deliveries. Our Route Accounting solution functions was a combined point of sale and a rolling warehouse management system with all the technical and audit functionality needed for today’s working environments.

In June 2004 we signed a distribution partnership with Micronet, LTD, giving us rights to market, sell and support a new mobile accounting software product throughout the United States, Canada and Mexico. Since that time we have worked with Micronet to modify this software so that it conforms to the North American market.

Key Customers

During 2010, three customers accounted for approximately 78% of our total revenues. The majority of our customers place orders with us on an “as needed basis”; however there are times when a customer will place an order for delivery over a twelve month period.

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

Employees

As of December 31, 2010, we had 6 full-time employees. Of these employees, two were engaged in sales and marketing, two in service and customer support, and two in administration and finance. Our employees are not represented by a labor union. We believe that our relationship with our employees is good. Subsequent to December 31, 2010, we have no employees.

Item 1A.	Risk Factors.

RISKS RELATED TO OUR BUSINESS

WE HAVE NO CURRENT BUSINESS OPERATIONS

With the sale of our remaining line of business to Micronet, we have no current business other than to collect any future sums due to us from Micronet.  We are currently exploring opportunities to use our public entity in another manner in order to seek to derive some additional benefit to our creditors and our stockholders.  There can be no assurance that we will be successful in such efforts.

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

RISKS RELATING TO OUR COMMON STOCK

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results, or for other reasons that are not related to the performance of our business. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature of our business, the market price for our common stock may rise and fall in response to various factors, including:

•	announcements of technological innovations or new products, or competitive developments;
•	investor perceptions and expectations regarding our or our competitors’ products;
•	acquisitions or strategic alliances by us or our competitors; and
•	the gain or loss of a significant customer or order

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

We maintain our principal offices and support operations in a leased 3,500 square foot facility in Bedford, Massachusetts. Our lease expires on April 30, 2011.  The annual base rent for our leased facilities is approximately $36,000.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security-Holders.

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board (“OTC”) under the symbol NDCP. On March 31, 2011, the last traded price for our common stock as reported by OTC was $0.06 per share.

For the periods indicated below, the table sets forth the range of high and low last sale prices for our Common Stock as reported by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual retail transactions.

2009	High	Low

First Quarter	$0.02	$0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

2010	High	Low

First Quarter	$0.02	$0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

As of March 31, 2011, there were approximately 928 stockholders of record of our common stock.

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

Summary of Equity Compensation Plans

We maintain an equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2010 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	38,331	$0.44	161,669
Equity compensation plans not approved by security holders	0		0
Total	38,331	$0.44	161,669

Unregistered Sales of Securities

The following summarizes all sales of our unregistered securities during the fiscal year ended December 31, 2010. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

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

Overview

Our total revenues for the fiscal year ended December 31, 2010, were $908,971 as compared to $1,723,361 for the fiscal year ended December 31, 2009, a decrease of 47%. Net loss for 2010 was $288,368, or $(0.09) per share, as compared to a loss of $231,994 or $(0.05) per share for 2009.

During 2009, we delivered a comprehensive RRLE Direct Store Delivery solution to a major national bakery. This solution had a value of approximately $1,000,000.

Results of Operations

As we have sold all of our operating business, we are exploring opportunities to utilize our corporate asset to generate revenues.  If we fail to increase our revenues and to obtain financing, we would seek to adopt a plan of liquidation and dissolution.

The following discussion and analysis of results of operation focuses on continuing operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

For the year ended December 31, 2010, we reported a loss of $288,368, or $(0.09) per share, as compared to a loss of $231,994 or $(0.05) per share for the comparable prior year. The increased net loss was a direct result of lower revenues.

Revenue

Our total revenue for the year ended December 31, 2010 decreased 47% to $908,971 compared to $1,723,361 for the comparable prior year.

Product revenues for the year ended December 31, 2010 decreased 59% to $480,465 compared to $1,173,317 for the prior year. The decrease is due to the delivery in 2009 of our RRLE Direct Store Delivery solution to a major national bakery which we were not able to repeat in 2010.

Service revenues for the year ended December 31, 2010 decreased 22% to $428,106 compared to $550,044 for the prior year. The decrease is a direct result of lower maintenance and repair contracts for our Datacomputers, along with lower billings of our professional services for RRLE implementation projects.

Our gross profit was $203,457 or 22% of revenues for the year ended December 31, 2010, compared to $466,404 or 27% of revenues from the prior year. The lower margin is a direct result of the decreased revenues.

Operating Expenses

Total operating expenses of $486,180 decreased 30% for the year ended December 31, 2010 from $696,569 for the comparable prior year.

Selling and marketing expenses for the year ended December 31, 2010 were $163,674 compared to $209,947 for the prior year, a decrease of 22%. The decrease is due primarily to lower payroll cost resulting from reduced manpower.

General and administrative expenses for the year ended December 31, 2010 were $322,506 compared to $486,622 for the prior year, a decrease of 34%. The decrease is a result of lower professional and legal fees combined with lower occupancy cost related to our relocation to smaller quarters.

Liquidity and Capital Resources

We used cash of $315,586 and $27,616 for operating activities for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, our principal operating cash requirement was used to fund our loss from operations along with a decrease in deferred revenue offset by a decrease in deferred hardware and software costs, along with a decrease in prepaid expenses and account receivable. For the year ended December 31, 2009, our principal operating cash requirement was used to fund our loss from operations along with a decrease in deferred revenue and accounts payable offset by a decrease in deferred hardware and software costs.

We used cash of $8,272 and $11,611 for investing activities for the years ended December 31, 2010 and 2009, respectively. The cash was used for the purchase of capital equipment and capitalized software development costs. As of December 31, 2010, we had no material commitments for capital expenditures.

We generated cash of $221,272 and $28,795 from financing activities for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, we raised capital in the amount of $231,700 from the issuance of convertible notes and made payments on obligations under our capital leases for the year ended December 31, 2009, we raised capital in the amount of $50,000 and made payments on obligations under our capital leases.

Although we have been able to reduce our operating expenses by 30% in 2010, as compared to 2009, we still have incurred an accumulated deficit of approximately $17.5 million through December 31, 2010. As of December 31, 2010, we had approximately $6,500 in cash and negative working capital of $1,030,000. The 2010 results reflect significant cost reductions, which efforts we are continuing to undertake. However, even with the additional working capital from the convertible notes during 2010 and equity transactions during 2009, we have a current ratio of 0.05 as of December 31, 2010, compared to our current ratio of 0.33 at December 31, 20089, both significantly less than 1.00, which is generally considered to place a company at higher financial risk.  .  At this point, we are seeking to utilize our corporate assets to repay creditors and, if possible, distribute nay remaining funds, if any, to our stockholders.

At December 31, 2010, approximately 95% of our accounts payable was comprised of amounts due for services to our Directors and a legal firm. Although no formal payment plans have been established, we plan on making monthly payment based on our availability of cash.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

We lease our office facilities under an operating lease expiring April 30, 2011. The lease contains an option for renewal and requires the payment of taxes and other operating costs.  Total rent expense under this operating lease was $32,258 and $68,350 for the years ended December 31, 2010 and 2009, respectively.

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

Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company adopted this pronouncement on January 1, 2010.

Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. The Company adopted this pronouncement on January 1, 2010.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options.    Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

The Company did not capitalize any software development costs during 2010.  Amortization of capitalized software costs was $3,216 and $4,365 for the years ended December 31, 2010 and 2009, respectively.

Accounting for Income Taxes.

The Company follows the provisions of ASC Topic 740-10, Income Taxes. The impact of tax positions are recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. Management believes the Company has no uncertain tax position at December 31, 2010 or 2009.  The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2007-2010 remains open to examination by the I.R.S. and state authorities.

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

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation under the supervision of the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the existence of two material weaknesses in our internal control over financial reporting related to (i) our finance group’s inability to perform the testing of internal controls on financial reporting due to our limited number of personnel engaged in accounting and finance functions and a resulting lack in the segregation of duties, and (ii) the potential inability of our accounting staff to handle certain complex accounting issues. Notwithstanding the existence of the material weaknesses described below, management has concluded that the financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(ii)           We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

(iii)          Two material weaknesses were identified in our internal control over financial reporting relative to accounting for the year ended December 31, 2008, which still exist at December 31, 2010. The first material weakness was comprised of inadequate segregation of duties to ensure a sufficient review of the work performed by our Chief Accounting Officer (due to the limited number of personnel we retain as employees).  The second material weakness was the potential inability of our accounting staff to handle certain complex accounting issues.  We believe a mitigating factor for this material weakness is the active participation of our Audit Committee.   In addition, as a result of the fact that our September 30, 2009 Form 10-Q was filed without a review having been performed by an Independent Registered Public Accounting Firm, we have concluded that as of September 30, 2009 a material weakness existed related to our disclosure controls and procedures, specifically with regard to disclosures and procedures mandated by Securities and Exchange Commission regulations.

These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure nor did they disclose any errors or misstatements.
Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(iv)           This annual report does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by an independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Remediation Plan for Material Weakness

In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, intends to continue to enhance our internal control over financial reporting relative to accounting during fiscal year 2011 as follows:

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

On July 15, 2010 our Board of Directors elected one new member, Mary Lee Ingoldsby, and appointed Ms. Bruna Bucacci, a current member of the Company’s Board of Directors, as the interim Chairman of the Board upon the resignation of Mr. Anthony Stafford. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by, and serve at, the discretion of our Board of Directors. The following table sets forth the year each of our current directors was elected to our Board of Directors and the age, positions and offices currently held by each director.  For information about ownership of our voting securities by each director, see Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name	Age	Year First Became Director	Position

Bruna Bucacci	57	2009	Interim Chairman of the Board, President and Chief Executive Officer

John H. MacKinnon	70	2004	Director

Mary Lee Ingoldsby	62	2010	Director

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

John H. MacKinnon has served as one of our directors and Chairman of the Audit Committee since March 2004. Mr. MacKinnon joined PricewaterhouseCoopers LLP in 1968 and was a partner from 1978 until his retirement in 1999. Mr. MacKinnon served as a part-time consultant to the Company under an arrangement that was terminated as of February 27, 2004. Mr. MacKinnon also serves on the Board of Directors of LoJack Corporation. Mr. MacKinnon is a Certified Public Accountant and is active in community affairs, including serving on the Boards of Trustees of Emmanuel College, Laboure College and Blessed John XXIII National Seminary.

Mary Lee Ingoldsby is a licensed real estate broker and has been an Associate Broker at Coldwell Banker Residential Brokerage since 2001. Prior to 2001, she was a member of the Board of Directors of Managed Health Care Systems, a private corporation in Hingham, Mass which provides home health care services to senior citizens in their home settings. Ms. Ingoldsby was also a member of the Board of Directors of the Altwell Group, an organizational consulting group in Waltham, Mass, from 1985 to 2002. Ms. Ingoldsby received both a Bachelor of Science degree in Education and a Master of Science degree in Special Education from Boston College.

Our Board of Directors has determined that each of our directors, other than Bruna Bucacci, are “independent directors” in accordance with the rules of The NASDAQ Stock Market, Inc.

Audit Committee

The Audit Committee of our Board of Directors consists of one member, John H. MacKinnon (Chairman), who joined the committee upon his election to the Board on March 1, 2004. As a member of the Audit Committee, Mr. MacKinnon satisfies the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market; as such standards apply specifically to members of audit committees.  Mr. MacKinnon qualifies as an Audit Committee Financial Expert, as such term is defined under Item 401 of Regulation S-K, and has been designated the committee’s financial expert. He is also the Audit Committee Chairman.

The functions of the Audit Committee include selecting, evaluating and replacing, if needed, an independent registered public accountants; approving all audit and non-audit services and fees related thereto; reviewing, in consultation with our management and independent registered public accountants, the scope and results of the interim reviews and the annual audit of our financial statements included in our quarterly and annual reports filed with the SEC; and overseeing and monitoring the processes and controls management has in place to maintain the reliability and integrity of our accounting policies and financial reporting process, to ensure the adequacy of internal accounting, financial reporting and disclosure controls and to comply with legal and regulatory requirements that may impact our financial reporting and disclosure obligations.

The Audit Committee has furnished the Audit Committee Report set forth below. The Audit Committee is governed by an audit committee charter, adopted by the Board of Directors during 2007.
During 2010 and 2009, due to a lack of resources, the Audit Committee did not engage an independent registered public accounting firm. The Audit Committee did not meet during the years ending December 31, 2009 and 2010.

Audit Committee Report

This Audit Committee Report reviews actions taken with respect to the Company’s financial statements for the year ended December 31, 2010.

The Company’s management is responsible for the preparation, presentation and integrity of the Company’s financial statements and the reporting process, including the system of internal and external controls. In fulfilling its responsibilities for 2010, the Audit Committee took the following actions:

•
The Audit Committee considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Committee determined appropriate.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not employed by the Company for accounting or financial management or for any aspects of the Company’s system of internal accounting control. The members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained procedures that are designed to assure compliance with accounting standards and applicable laws and regulations.

Based upon the reports, discussions and reviews described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to above, the Committee has recommended to the Board and the Board has approved, the unaudited financial statements for the year ended December 31, 2010 being included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 to be filed with the Securities and Exchange Commission.

The Audit Committee
John H. MacKinnon, Chairman

Nominating, Compensation and Governance Committee

The Nominating, Compensation and Governance Committee of the Board of Directors consists of one member,  John H. MacKinnon The committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures, including determination of the compensation for our Chief Executive Officer.  The committee also makes recommendations to the full Board as to the size and composition of the Board and makes recommendations as to particular nominees.  The committee considers nominations for our Board in accordance with our Restated By-Laws, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.  The Committee also reviews and makes recommendations to the full Board concerning corporate governance matters.  The member of the Nominating, Compensation and Governance Committee qualify as independent under the definition promulgated by the NASDAQ Stock Market.

Executive Officers

Our executive officers, their ages and positions with the Company are as follows:
Name	Age	Position

Bruna Bucacci	57	President, Chief Executive Officer and Chief Accounting Officer

Business Experience and Backgrounds of the Executive Officers

The background of our executive officers, Bruna Bucacci, is summarized above.

None of our executive officers or directors is related to any other executive officer or director.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our principal financial and accounting officer. The text of the code of ethics is filed as an exhibit to our Annual Report on Form 10-K and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary at National Datacomputer, Inc., 19B Crosby Drive, Suite 310, Bedford, Massachusetts 01730.  Disclosure regarding any amendments to or waivers from, provisions of the code of ethics that apply to our financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

To our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31, 2010.

Item 11.	Executive Compensation

The following table sets forth all compensation paid or accrued during the last two fiscal years ended December 31, 2010 and December 31, 2009 to our Chief Executive Officer and to all other executive officers whose compensation exceeded $100,000 for the fiscal year ended December 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Bruna A. Bucacci, Chief Executive Officer	2010 2009	85,637 101,237	-0- -0-	-0- -0-	85,637 101,237

Ms. Bucacci became our Chief Executive Officer on October 2009, and has been our Chief Accounting Officer since November 21, 2005. We have not entered into a written employment agreement with her, but we have arranged for her to receive an annual salary of $101,000. During 2010, Ms. Bucacci elected to reduce her salary by 10% until such time as the financial status of the Company would improve. We do not have any arrangements with Ms. Bucacci for any types of additional compensation, including bonus payments, severance payments, insurance premium payments, payments upon a termination following a change of control and retirement benefits.

Outstanding Equity Awards Table at Fiscal Year End

Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price ($)	Option Expiration Date
Bruna Bucacci	6,666	$0.45	4/23/17

(1)	All options vest and become exercisable ratably in four equal installments beginning on the first anniversary of the grant date, which was 4/23/07.

Stock Option Exercises

There were no stock options exercised by the named executive officers for the fiscal year ended December 31, 2010.

Director Compensation Table

The following table details the total compensation earned by the Company’s outside Directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)
John H. MacKinnon	$-0-
Mary Lee Ingoldsby	-0-

Member of the Board of Directors of the Company were not compensated by the Company for their services. Additionally, none of the non-employee Directors was paid for attending board meetings. The Company reimbursed the non-employee Directors for their reasonable out-of-pocket expenses related to attending meetings of the Board of Directors or any of its committees. Management Directors did not receive any compensation for their services as Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2011 for (a) each stockholder known by us to own beneficially more than 5% of our common stock, (b) each current member of the Board of Directors, (c) each executive officer named in the Summary Compensation Table on page 7 hereof, and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

For the purpose of this table, our secured convertible promissory notes are treated on as “as converted basis” with the note being converted into such number of fully paid shares of Common Stock equal to the aggregate amount of the principal and interest so converted, divided by $.005 per share. Based upon these conversion prices, the Notes would be convertible into a total of 46,340,000 shares of our common stock.

	Shares Beneficially
	Owned(1)
Name	Number	Percent
Mary Lee Ingoldsby (2) P.O. Box 647 Hingham, MA 02043	32,599,841	95.9%

John H. MacKinnon (3)	278,952	6.5%

Gerald J. Adams (3)	12,000,000	87.8%

William B. Berens	543,174	32.7%

John H. MacKinnon (4)	278,952	16.8%

Bruna Bucacci (5)	2,079,220	56.7%

All executive officers and directors as a group (3 persons)	34,958,013	97.1%

(1)
The number of shares of common stock issued and outstanding on March 31, 2011 was 1,659,419. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on March 31, 2011, including shares of common stock held upon conversion of secured convertible promissory notes, common stock subject to options and/or warrants held by such person at March 31, 2011 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.

(2)	Includes 32,340,000 of common stock to be issued upon conversion of secured promissory notes in the amount of $161,700.

(3)	Includes 12,000,000 of common stock to be issued upon conversion of secured promissory notes in the amount of $60,000.

(4)	Includes 144,097 shares jointly owned by Mr. MacKinnon’s spouse.

(5)	Includes 6,000,000 of common stock to be issued upon conversion of secured promissory notes in the amount of $10,000.

Item 13.	Certain Relationships and Related Transactions.

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

On July 13, 2010 the Company repurchased 3,115,077 shares of its Common Stock owned by Anthony Stafford, for an aggregate purchase price of $5,000, or $0.0016 per share. Such shares constituted 65.24% of the Company’s common Stock outstanding as of such date.

Item 14.	Principal Accountant Fees and Services

Due to a lack of resources, the Company did not engage an independent registered public accounting firm in 2010 and 2009.

Audit Fees

For the year ended December 31, 2009, CCR LLP billed us $19,165 for its review of our Quarterly Reports on Form 10-Q for first and second quarters.

Audit-Related Fees

N/A

Tax Fees

For the year ended December 31, 2009, CCR LLP billed us $4,000 for the preparation of our 2008 corporate tax returns.

All Other Fees

N/A

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

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered auditor.  All of the services performed by CCR LLP during fiscal 2009 were preapproved by the Audit Committee.

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
________________________

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

NATIONAL DATACOMPUTER, INC.

Date: April 7, 2011	By:	/s/ Bruna Bucacci
Bruna Bucacci
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Bruna A. Bucacci	Chief Executive Officer	April 7, 2011
Bruna A. Bucacci

/s/ John H. MacKinnon	Director	April 7, 2011
John H. MacKinnon

NATIONAL DATACOMPUTER, INC.
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash	$6,531	$109,117
Accounts receivable at December 31, 2010 and 2009	5,395	44,667
Inventories, net	1,525	1,715
Deferred hardware and software costs	—	223,512
Prepaid expenses	40,313	79,002
Total current assets	53,764	458,013
Other assets	47,173	71,941
Property and equipment, net	7,264	12,328
Capitalized software development costs, net	4,545	7,761
Total assets	$112,746	$550,043

Liabilities and stockholders' deficit:
Current liabilities:
Current obligations under capital lease	$—	$5,428
Note payable, current portion
Accounts payable	692,084	673,793
Customer deposits	—	20,000
Accrued payroll and related taxes	29,112	13,265
Other accrued expenses	106,080	44,592
Deferred revenues	256,551	618,387
Total current liabilities	1,083,827	1,375,465
Deferred revenues, net of current	209,062	324,453
Convertible debt	237,979	—
Total liabilities	1,530,868	1,699,918

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock, $0.001 par value; 3,333 shares authorized;
no shares issued or outstanding	—	—

Common stock, $0.001 par value; 6,000,000 shares authorized; 1,659,419
and 4,774,496 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,660	4,775

Capital in excess of par value	16,056,684	16,028,448
Treasury Stock	(5,000)	—
Accumulated deficit	(17,471,466)	(17,183,098)
Total Stockholders' deficit	(1,418,122)	(1,149,875)
Total liabilities and stockholders' deficit	$112,746	$550,043

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2010	2009

Revenues:
Product	$480,865	$1,173,317
Services	428,106	550,044
Total Revenues	908,971	1,723,361

Cost of revenues	705,514	1,256,957

Gross Profit	203,457	466,404

Operating expenses:
Selling and marketing	163,674	209,947
General and administrative	322,506	486,622
	486,180	696,569
Loss from operations	(282,723)	(230,165)

Other income (expense):
Interest income	105	569
Gain on currency exchange	378	843
Interest expense	(6,128)	(3,241)
Net loss	$(288,368)	$(231,994)

Basic and diluted net loss per share	$(0.09)	$(0.05)

Weighted average shares (basic and diluted)	3,315,104	4,553,948

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in			Total
		Par	excess	Treasury	Accumulated	stockholders'
	Shares	value	of par value	Stock	deficit	deficit

Balance at January 1, 2009	4,274,496	$4,275	$15,971,797		$(16,951,104)	$(975,032)

Net loss	—	—			(231,994)	$(231,994)

Net proceeds from raised capital	500,000	500	49,500		—	$50,000

Stock based compensation related to
options granted	—	—	7,151		—	$7,151

Balance at December 31, 2009	4,774,496	4,775	16,028,448	—	(17,183,098)	(1,149,875)

Net loss					(288,368)	$(288,368)

Purchase of Stafford stock	(3,115,077)	(3,115)	3,115	(5,000)		$(5,000)

Elimination of Stafford debt			20,000			$20,000

Stock based compensation related to
options granted			5,121			$5,121

Balance at December 31, 2010	1,659,419	$1,660	$16,056,684	$(5,000)	$(17,471,466)	$(1,418,122)

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended	Years Ended

	December 31,	December 31,
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(288,368)	$(231,994)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	16,552	33,484
Stock based compensation related to options granted	5,121	7,151
Changes in assets and liabilities:
Decrease in accounts receivable	39,272	70,207
Decrease (increase) in inventories	190	(1,715)
Decrease in deferred hardware and software costs	223,512	411,091
Decrease in other prepaid expenses	63,457	55,628
Increse (decrease) in accounts payable	18,291	(30,392)
Increase (decrease) in customer deposits		17,955
Increase (decrease) in accrued expenses	83,614	(5,388)
Decrease in deferred revenues	(477,227)	(353,643)
Net cash used for operating activities	(315,586)	(27,616)

Cash flows from investing activities:
Purchases of property and equipment	(8,272)	(2,521)
Additions to capitalized software development costs		(9,090)
Net cash used for investing activities	(8,272)	(11,611)

Cash flows from financing activities:
Net proceeds from additional capital raised	—	50,000
Convertible debt	231,700	—
Purchase of treasury stock	(5,000)	—
Principal payments on obligations
under capital lease	(5,428)	(21,205)
Net cash provided by financing activities	221,272	28,795

Net decrease in cash	(102,586)	(10,432)
Cash, beginning of period	109,117	119,549

Cash, end of period	$6,531	$109,117

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$151	$3,241

The accompanying notes are an integral part
of these financial statements.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Organization

We were previously engaged in providing solutions through the use of mobile information systems in the distribution market segment within the product supply chain. We sold this business in early 2011.  Previously, we designed, marketed, sold, and serviced computerized systems used to automate the collection, processing, and communication of information related to product sales and inventory control. Our products and services included data communication, application-specific software, handheld computers, related peripherals, and accessories, as well as associated education and support services for our hardware and software products.

2.	Liquidity and Management Plans

We have an accumulated deficit of approximately $17,500,000 through December 31, 2010.
We continue to explore all opportunities to improve our financial condition by seeking a third party to acquire our corporate asset. If we fail to identify a purchaser, we will be required to cease operations as a going concern and to adopt a plan of liquidation and dissolution.

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the provisions ASC Topic 740-10, Income Taxes. The impact of tax positions are recognized in the financial statements if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. Management believes the Company has no uncertain tax position at December 31, 2010 or 2009.  The Company is subject to U.S. federal income tax as well as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The period from 2007-2010 remains open to examination by the I.R.S. and state authorities.

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

During years ended December 31, 2010 and 2009, share-based compensation expense amounted to $5,121 and $7,151, respectively, and is included in general and administrative expense.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

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

There were no options granted in 2010 or 2009.

Net Income (Loss) Per Share

Basic and diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Options to purchase 38,331 and 88,331 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2010 and 2009, respectively, because the effect would have been anti-dilutive.

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

Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company adopted the pronouncement on January 1, 2010.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. The Company adopted the pronouncement on January 1, 2010.

6.	Property and Equipment, net

Property and equipment related to continuing operations consist of the following:

	Estimated Useful lives (in years)	December 31, 2010	December 31, 2009

Production and engineering equipment	3-5	$277,795	$277,795
Furniture, fixtures and office equipment	5	632,774	624,502
Leasehold improvements	Life of lease	39,564	39,564
		950,133	941,861
Less – accumulated depreciation and amortization		942,869	929,533

		$7,264	$12,328

Depreciation expense was $13,336 and $29,112 for the years ended December 31, 2010 and 2009, respectively

7.	Capitalized Software Development Costs, net

Capitalized software development costs related to continuing operations consist of the following:
	Estimated Economic Lives (in years)	December 31, 2008	December 31, 2009

Purchased software	3	$33,649	$33,649
Less – accumulated amortization		29,104	25,888

		$4,545	$7,761

Amortization expense was $3,216 and $4,365 for the years ended December 31, 2010 and 2009, respectively.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

8.	Income Taxes

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service or by any states in connection with income taxes.  The tax returns for the years 2007 through 2010, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

Deferred tax assets are comprised of the following:

	December 31, 2010	December 31, 2009

Net operating loss carryforwards	$3,331,000	$3,233,000
Business tax credit carryforwards	5,000	5,000
Reserves and allowances	245,000	245,000
Depreciation and amortization	(30,000)	(30,000)
Accrued compensation	8,000	8,000

Gross deferred tax asset	3,591,000	3,461,000
Deferred tax asset valuation allowance	(3,591,000)	(3,461,000)
	$—	$—

The Company’s effective tax rate differs from the statutory U.S. federal tax rate as follows:

	Year Ended
	December 31, 2010	December 31, 2009

Statutory federal rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	(34.0%)	(34.0%)
	—	—

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

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

At December 31, 2010, the Company has federal net operating loss carryforwards for federal tax purposes of approximately $9,300,000, which expire in various years through 2030. The Company has state net operating loss carryforwards for tax purposes of approximately $1,600,000, which expire in various years through 2015.

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

9.	Stock Options

Share-Based Incentive Plans

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

As of December 31, 2010, there were 38,331 options outstanding under the 2007 Plan and 161,669 shares available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Number of shares	Weighted average exercise price	Remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2009	88,331	$0.42
Granted	—	—
Exercised	—
Cancelled/forfeited	(50,000)	$0.45
Outstanding at December 31, 2010	38,331	0.44	6.7	$ —
Options vested or expected to vest at December 31, 2010 (1)	38,331	0.44	6.7	$ —
Options exercisable at December 31, 2010	24,582	0.48	6.6	$ —

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

At December 31, 2010, stock-based compensation not yet recognized amounted to $3,465 and is expected to be recognized over a weighted average period of 1.1 years.

10.	Convertible Debt

During 2010, we entered into subscription agreements with three investors, including an officer of the Company, pursuant to which we issued an aggregate of $250,000 of our secured convertible promissory notes (the “Notes”). The Notes bear interest at the rate of 7.0% per annum, compounded annually. All principal and accrued interest are payable on April 21, 2013.

Our obligations under the Notes are secured by the grant of a first priority security interest in all of our assets.

At any time prior to the Maturity Date, provided that the Company then has authorized a sufficient number of unissued shares of Common Stock to permit the conversion of this Note, this Note shall be convertible (in whole or in part), at the option of the Holder (the “Conversion Option”), into such number of fully paid and non-assessable shares of Common Stock as shall be equal to (i) the aggregate amount of the principal and interest so converted, divided by (ii) $.005 per share (as adjusted to reflect stock splits, stock dividends, reorganizations, reclassifications, consolidations, mergers or sales and similar events).

Subject to applicable cure periods, the holders of a majority of the principal amount of the Notes outstanding from time to time may declare the entire unpaid principal balance of the Notes to be due and payable upon certain events of default.

The Notes may be prepaid by us at our election with the written consent of the holders of at least 75% in original principal amount of the Notes. .

The Company’s obligations under the Notes are secured by the grant of a first priority security interest in all of the Company’s assets.

The issuance of the Notes was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

11.	Treasury Stock

On July 13, 2010 the Company repurchased 3,115,077 shares of its Common Stock owned by Anthony Stafford, for an aggregate purchase price of $5,000, or $0.0016 per share. Such shares constituted 65.24% of the Company’s common Stock outstanding as of such date.

12.	Commitments

The Company leases its office facilities under an operating lease expiring April 30, 2011. The lease contains an option for renewal and requires the payment of real estate taxes and other operating costs. Total rent expense under operating leases was $32,258 and $68,350 for the years ended December 31, 2010 and 2009, respectively.

NATIONAL DATACOMPUTER, INC.
NOTES TO FINANCIAL STATEMENTS

13.	Concentration of Credit Risk

The Company sells its products to customers principally in the United States of America. During 2010, three customers accounted for approximately 78% of our total revenues. During 2009, four customers accounted for 87% of our total revenues.

The Company performs on-going credit evaluations of its customers, provides credit on an unsecured basis, and maintains reserves for potential credit losses.  Such losses, in the aggregate, have not exceeded management’s expectations. Accounts receivable from two and one customer accounted for approximately 56% and 79% of total accounts receivable at December 31, 2010 and 2009, respectively.  Management does not believe that the Company is subject to any unusual credit risk beyond the normal credit risk attendant to operating its business

The Company’s total net revenues were generated by sales to customers in the following countries:

	Percentage of net revenues	Percentage of net revenues
	2010	2009

USA	81%	79%
Europe	19%	21%

Total	100%	100%